Form 10-Q
period 1995-05-31
UNICO INC /NM/
filed 1995-07-11
CIK 766794

SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C. 20549

				 FORM 10-Q

	    Quarterly Report Pursuant to Section 13 or 15(d) of
		    the Securities Exchange Act of 1934



		      For the quarter ended May 31, 1995

			Commission file number 0-14973

				  UNICO,INC.
	    (Exact name of Registrant as specified in its charter)



       New Mexico                                          85-0270072
(State of Incorporation)                               (IRS Employer ID #)


Registrant's telephone number, including area code 505-326-2668

Securities registered pursuant to Section 12(g) of the Act:

			 $.20 par value common stock
			       (Title of class)



	 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ].



	 On June 30, 1995, there were 986,590 shares of registrant's $0.20 par value common stock outstanding.

				      INDEX
			      TO REPORT ON FORM 10-Q
				  FOR UNICO, INC.


Item in Form 10-Q

PART I:  FINANCIAL INFORMATION

Item 1.          Financial statements

	 Consolidated balance sheets as of May 31, 1995
	 and February 28, 1995

	 Consolidated statements of operations for the three months ended May 31, 1995 and 1994

	 Consolidated statements of cash flows for the three months ended May 31, 1995 and 1994

	 Notes to consolidated financial statements

Item 2. Managements discussion and analysis of financial condition and results of operations.


PART II:  OTHER INFORMATION

Item 1.          Legal Proceedings

Item 6.          Exhibits and Reports on Form 8-K

PART I. - Financial Information
UNICO, INC.
Consolidated Balance Sheets


							       May 31,               February 28,
								1995                    1995
							     ----------               -----------
							     (Unaudited)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                 $   458,950              $   515,195
  Certificate of deposit                                        308,999                  304,549
  Accounts receivable                                           159,541                  201,594
  Accounts receivable from related parties                          -                      4,570
  Inventories                                                    90,786                   83,113
  Tax refund receivable                                          55,544                     -
							    -----------              -----------
     TOTAL CURRENT ASSETS                                     1,073,820                1,109,021

PROPERTY AND EQUIPMENT
  Land, buildings and improvements                              434,327                  434,327
  Equipment                                                     217,349                  217,349
  Refinery equipment                                          1,183,333                1,183,333
  Co-generation equipment                                       263,348                  263,348
  Oil and gas properties                                        922,710                  922,710
							    -----------              -----------
  Property, plant and equipment (gross)                       3,021,067                3,021,067
  Accumulated depreciation & depletion                       (1,640,266)              (1,605,532)
							    -----------              -----------
							     1,380,801                 1,415,535

OTHER ASSETS
  Notes receivable                                              15,318                    16,318
  Other assets (net)                                           108,609                   108,609
  Investment in partnership                                    928,753                 1,188,548
							    ----------               -----------
							     1,052,680                 1,313,475
							   -----------               -----------
							   $ 3,507,301               $ 3,838,031
							   ===========               ===========

Consolidated Balance Sheets - Continued


							       May 31,               February 28,
								1995                    1995
							     ----------              ------------
							     (Unaudited)

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
  Trade accounts payable                                   $   109,907               $    75,670
  Accounts payable to related parties                           15,022                    32,508
  Credit line payable                                             -                         -
  Taxes other than income                                        1,793                     1,776
  Other accrued expenses                                         4,703                     4,703
  Current portion of deferred taxes payable                     10,800                    10,800
  Current portion of long-term debt                             96,079                    96,079
  Current portion of convertible subordinated debentures
    payable to related parties                                 178,000                   178,000
  Income taxes payable                                            -                      239,956
							    ----------               -----------
     TOTAL CURRENT LIABILITIES                                 416,304                   639,492

LONG-TERM DEBT, net of current portion                         100,846                   122,222


DEFERRED TAXES PAYABLE, net of current portion                  87,400                    90,100

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value,
    authorized 8,000,000 shares,
    none outstanding                                              -                         -
  Common stock, $0.20 par value,
    authorized 2,500,000 shares,
    issued and outstanding 986,590
    shares                                                     197,318                   197,318
  Additional paid in capital                                 2,042,576                 2,042,576
  Retained earnings                                            662,857                   746,323
							   -----------               -----------
     TOTAL STOCKHOLDERS' EQUITY                              2,902,751                 2,986,217
							   -----------               -----------
							   $ 3,507,301               $ 3,838,031
							   ===========               ===========

See notes to consolidated financial statements.

UNICO, INC.
Consolidated Statements of Income

								  For the three months ended
								    May 31,         May 31,
								      1995            1994
								  -----------     -----------
								  (Unaudited)     (Unaudited)
REVENUES
   Refined product sales                                         $   151,324     $   154,297
   Electrical capacity and energy                                    203,201         319,489
   Processing & terminalling agreements                                  750          10,838
   Natural gas sales                                                  33,767          61,557
   Other                                                             126,387         109,532
								 -----------     -----------
								     515,429         665,713

COSTS AND EXPENSES
   Cost of sales                                                     431,051         506,567
   General and administrative                                         80,780          73,490
   Loss on investment in partnership                                  99,557             -
   Depreciation, depletion
     and amortization                                                 34,734          32,321
   Interest, net                                                       1,273             834
								 -----------     -----------
								     647,395         631,212
								 -----------     -----------
INCOME (LOSS) FROM OPERATIONS
  BEFORE INCOME TAXES                                               (131,966)         42,501

  Provision for income tax expense (credit):
     Current                                                         (45,800)            -
     Deferred                                                         (2,700)          1,100
								 -----------     -----------
								     (48,500)          1,100
								 -----------     -----------
NET INCOME (LOSS)                                                $   (83,466)    $    41,401
								 ===========     ===========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                                   986,590         974,090

EARNINGS PER COMMON SHARE                                        $   (0.0846)    $    0.0425
								 ===========     ===========

See notes to consolidated financial statements.

UNICO, INC.
Consolidated Statements of Cash Flows


								  For the three months ended
								    May 31,         May 31,
								      1995            1994
								  ----------      ----------
								  (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                  $ (83,466)      $  41,401
Adjustments to reconcile net income
  to cash provided by operating activities:
   Depreciation, depletion and amortization                           34,734          32,321
   Deferred income taxes                                              (2,700)          1,100
   Loss on investment in partnership                                  99,557             -
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                       46,623         (53,936)
     (Increase) decrease in inventories and
       prepaid expenses                                               (7,673)        122,298
     Increase (decrease) in accounts payable
       and accrued expenses                                           16,768         (17,341)
     Increase (decrease) in income taxes accrued                    (295,500)            -
								  ----------      ----------
NET CASH FLOW PROVIDED, (USED) BY OPERATING ACTIVITIES              (191,657)        125,843

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash distribution received from partnership                       160,238             -
   Increase in certificates of deposit                                (4,450)         (2,261)
   Collections on notes receivable                                     1,000           3,270
								  ----------      ----------
NET CASH FLOW PROVIDED (USED) BY INVESTING ACTIVITIES                156,788           1,009

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long term debt                                        (21,376)         (4,554)
								  ----------      ----------
NET CASH FLOW USED BY FINANCING ACTIVITIES                           (21,376)         (4,554)
								  ----------      ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  $  (56,245)     $  122,298

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     515,195         321,659
								  ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  458,950      $  433,957
								  ==========      ==========

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the Company's Form 10-K, filed with the Securities and Exchange Commission. The results of operations for the period ended May 31, 1995, are not necessarily indicative of operating results for the full year.

Reverse Stock Split

      Effective on July 28, 1994 the Company implemented a 1:20 reverse split of its $.01 par value common stock. Earnings per share and the weighted average number of shares outstanding have been restated for periods presented prior to the reverse split.

Investment in Partnership

      During the three month period ended May 31, 1995, unaudited losses by SCCLP were approximately $391,936. The company's share of loss allocations as of that date included $99,557 and $129,952 to Gas Technologies Group, Inc. ("GTGI"), and Intermountain Chemical, Inc. ("IC") respectively. The GTGI share is recorded using the equity method and is included in results of operations for the three month period ended May 31, 1995. IC's investment in the partnership was previously written off to zero as loss allocations exceeded its basis in the investment. As of May 31, 1995, loss allocations in excess of basis attributed to IC and not included in results of operations totaled approximately $2,184,000.

      During the quarter ended May 31, 1995, the Company received cash distributions of approximately $160,000 from SCCLP representing the estimated tax liabilities of the Company associated with income allocations for the year ended December 31, 1994. During July 1995, the Company anticipates that it will receive additional cash distributions for estimated tax liabilities associated with income allocations for the two months ended February 28, 1995.

Item 2.       Managements Discussion and Analysis of Financial Condition
		and Results of Operations.

Business

      The Company was incorporated under the laws of the State of New Mexico in April, 1979. Company resources are segmented into four categories of business; petroleum product refining and processing, electrical energy production, natural gas production, and methanol production. Currently, refining and processing and electrical energy production are performed by the Company's wholly-owned subsidiary, Intermountain Refining, Co., Inc. ("IRC"), while natural gas production is carried-out by the Company under the name Unico Resources. Through its wholly-owned subsidiary, Intermountain Chemical, Inc., the Company manages and operates a methanol production facility, owned by others, in Commerce City, Colorado. Through its wholly owned subsidiary GTGI, the Company maintains a limited partnership interest in the general partner of the methanol production facility.

Refining

      The Company refines low-cost, heavy crude oil and other low gravity refined products into diesel fuel, fuel oils, and asphalt that are generally marketed on a wholesale basis in the intermountain region. IRC has experienced a sharp reduction in the availability of crude oil from it's traditional sources and has operated it's refinery only on a limited basis during the past two years. The Company is hopeful that a long term solution to the supply shortage can be resolved but thus far has been unsuccessful in locating raw materials that would allow the economic operation of the facility. In addition, IRC provides certain asphalt terminalling services wherein IRC receives a fixed monthly fee and reimbursement of certain operating expenses directly related to the service provided.

Co-Generation

      The co-generation plant produces up to 3,000 kilowatts of electrical energy that is sold to an electric company in the local area. Additionally, the plant produces all electricity and a portion of the steam used in the refining process thereby contributing some savings in refinery operating costs.

Natural Gas Production

      In July, 1988, the Company acquired an interest in and began operating 20 natural gas wells located in the Hugoton basin in Southwestern Kansas. Natural gas and helium produced is sold, under exclusive contract, to K.N. Energy, of Lakewood, Colorado.

Methanol Production

      In July, 1988, the Company initiated a project to construct a 250 ton per day methanol production facility in the Denver, Colorado area. The facility converts natural gas into chemical grade methanol which is marketed to refiners and chemical distributors. The Company, through its subsidiary IC, is the managing general partner of Sand Creek Chemical Limited Partnership ("SCCLP") which performs all production and marketing operations associated with the facility. IC holds the general partnership interest in IC Partners Limited, ("IC-PL"), the general partner of SCCLP. The facility is owned by Shawmut Bank Connecticut, who leases the facility to SCCLP under a fifteen year operating lease. Construction and start-up testing of the facility was substantially completed in October 1993 and the facility is currently operating near design capacity. The Company provides management, accounting and personnel services to the facility and has been active in the completion of construction of the project. The Company has received various payments and expense reimbursements associated with its services and activities on the project.

In December 1994, the Company, through its newly formed wholly owned subsidiary GTGI, acquired a limited partnership interest in IC-PL. The Company receives allocations of SCCLP income and loss in accordance with it's various interests in IC-PL.

Other Sources of Revenues

      In January 1994, the Registrant agreed to provide credit support to Consolidated Oil and Transportation, Inc. ("COTI") in the form of guarantees of commercial credit and stand by letters of credit. COTI is a marketer and transporter of heavy fuel oils and asphalt. In exchange for the credit support provided to COTI, the Registrant receives 8.75% of gross margins realized by COTI.

Results of Operations

      Quarter ended May 31, 1995 compared to quarter ended May 31, 1994

      Revenues declined to $515,000 during the first quarter of 1996, down from $656,000 during the first quarter of 1995. Earnings declined to a loss of $84,000, down from earnings of $41,000 during the same quarter last year. Cash flow from operations decreased to a use of $192,000, down from $126,000 provided by operations during the first quarter of 1995.

      The decline in revenues is most notably associated with a decline in electrical energy sales and natural gas revenues. The decline in electrical energy sales is related to a reduction in demand by the buyer due to changes in the electric distribution market in the local area. The reduction in natural gas revenues declined due to a reduction in the contract price for natural gas that was implemented in December 1994.

      Operating income (loss) by industry segment, before allocation of general corporate overhead for the first quarter of 1996 compared to the same period during 1995 is as follows.

										  Increase
      Segment                         1996                     1995              (Decrease)
				   --------                 ---------             --------

      Refining                    $ (33,300)               $  (13,500)           $ (19,800)
      Electrical generation         (22,200)                   40,800              (63,000)
      Gas production                  9,000                    32,700              (23,700)
      Methanol project              (29,500)                   59,800              (89,300)
      Corporate overhead
       and other                    (56,000)                  (77,300)              21,300
				   ---------               ----------             --------
				  $(132,000)               $   42,500            $(174,500)
				  =========                ==========             ========

	Losses associated with refining operations are the result of ongoing costs and expenses incurred in maintaining the refinery facility. The decline in electrical energy income is associated with a reduction in demand coupled with substantially higher fuel costs. The decrease in natural gas production income is attributed almost entirely to a sales price reduction due to an overly depressed natural gas market. The decrease in methanol project income is attributed to the allocations of a $100,000 operating loss from SCCLP due to unscheduled plant repairs experienced in the current year, contrasted with the same period last year where no allocations of income/loss had been accrued. The reduction in losses associated with overhead costs and other income are attributed to the current year recognition of approximately $31,000 from the COTI agreement.


      Losses associated with refinery operations are expected to continue until such time as additional raw materials can be located for processing or an alternative use of those assets is identified. Several alternative uses are currently being explored by management. Electrical generation operations, while currently impaired by diminished local demand, are anticipated to improve slightly during the second quarter of 1995. The natural gas market continues to be very soft. While current production levels are anticipated to remain consistent with prior years, the generally depressed market price of natural gas is anticipated to continue in the near future. Management is considering direct marketing gas to end users in an effort to improve selling prices, but the impact of changing from the current marketing arrangements has not as yet been fully evaluated. Operating results of SCCLP were somewhat disappointing after the phenomenal earnings experienced during the later half of 1994 and early 1995. Methanol prices have now fallen to more traditional levels but the Company can anticipate moderate income allocations for the remainder of the current year. Corporate overhead costs are expected to remain relatively flat for the remainder of the year and income associated with the COTI agreement is expected to improve slightly over that experienced last year.


Liquidity and Capital Resources

      The Registrant had working capital of $658,000 at May 31, 1995 compared to $470,000 at the beginning of the year. The increase in working capital consists of a $48,000 increase from operations, a reduction in the non-current portion of long term debt of $21,000, collections of notes receivable of $1,000 and cash distributions from SCCLP of $160,000. The Registrant believes that current working capital levels, are adequate to cover expected operating needs.

      Total debt, consisting of notes payable, current portion of long-term debt, long-term debt, and subordinated debentures, decreased by $21,400 during the first three months of the current year. Debt in these categories was 12.9% of equity at May 31, 1995 compared to 13.2% at the beginning of the current year.

Inflation, Deflation and Changing Prices

      The results of operations and capital expenditures will continue to be affected by inflation, deflation and changing prices. Prices of natural gas, and generator fuel could have a materially adverse effect on the Registrant's operations. Management is unable to predict the full impact of these factors on the results of operations or working capital.

PART II: OTHER INFORMATION

Item 1.       Legal Proceedings

      (a) In reference to legal proceedings described in the Registrant's February 28, 1995 Form 10-K, (PartI, Item 3), there have been no material changes in the actions that have occurred during the period covered by this report.

Item 6.       Exhibits and Reports on Form 8-K

      (a) No reports on Form 8-k were filed by the Registrant during the quarter ended May 31, 1995.

				  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated:





				 UNICO, INC.



By:    Rick L. Hurt                                   Date:     July 11, 1995
      Rick L. Hurt, Controller, Secretary,
      Treasurer, and Chief Financial Officer.