Form 10-Q
period 1995-08-31
UNICO INC /NM/
filed 1995-10-13
CIK 766794

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



              For the quarter ended August 31, 1995

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X    No        .



     On September 30, 1995, there were 986,590 shares of registrant's $0.20 par value common stock outstanding.

INDEX                      TO REPORT ON FORM 10-Q                          FOR
UNICO, INC.


Item in Form 10-Q                                      Page

PART I:  FINANCIAL INFORMATION

Item 1.Financial statements

      Consolidated balance sheets as of August 31, 1995
      and February 28, 1995

      Consolidated statements of operations for the three and six month periods ended August 31, 1995 and 1994

      Consolidated statements of cash flows for the six months ended August 31, 1995 and 1994

      Notes to consolidated financial statements

Item 2.Managements discussion and analysis of financial condition and results of operations.


PART II:  OTHER INFORMATION

Item 1.Legal Proceedings

Item 6.Exhibits and Reports on Form 8-K

PART I: Financial Information
UNICO, INC.
Consolidated Balance Sheets



                                           August 31,  February 28,
                                              1995         1995
                                           (Unaudited)
                                           ----------- ------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents             $   659,499  $   515,195
    Certificate of deposit                    313,425      304,549
    Accounts receivable                       198,928      201,594
    Accounts receivable from related parties      -          4,570
    Inventories                                69,972       83,113
    Tax refund receivable                     100,990          -
                                           ----------   ----------
         TOTAL CURRENT ASSETS               1,342,814    1,109,021

PROPERTY AND EQUIPMENT
    Land, buildings and improvements          434,327      434,327
    Equipment                                 217,349      217,349
    Refinery equipment                      1,183,333    1,183,333
    Co-generation equipment                   263,348      263,348
    Oil and gas properties                    922,710      922,710
    Property, plant and equipment (gross)   3,021,067    3,021,067
    Accumulated depreciation & depletion   (1,678,865)  (1,605,532)
                                           ----------   ----------
                                            1,342,202    1,415,535

OTHER ASSETS
    Notes receivable                           13,818       16,318
    Other assets (net)                        108,609      108,609
    Investment in partnership                 504,699    1,188,548
                                           ----------   ----------
                                              627,126    1,313,475

                                           ----------   ----------
                                           $3,312,142   $3,838,031
                                           ==========   ==========

Consolidated Balance Sheets - Continued




                                           August 31,  February 28,
                                              1995         1995
                                           (Unaudited)
                                           ----------   ----------
LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
    Trade accounts payable                $    98,015  $    75,670
    Accounts payable to related parties           -         32,508
    Credit line payable                           -            -
    Taxes other than income                     1,959        1,776
    Other accrued expenses                      4,703        4,703
    Current portion of deferred taxes payable  10,800       10,800
    Current portion of long-term debt          96,079       96,079
    Current portion of convertible
      subordinated debentures payable to
      related parties                         178,000      178,000
    Income taxes payable                        1,255      239,956
                                           ----------   ----------
        TOTAL CURRENT LIABILITIES             390,811      639,492

LONG-TERM DEBT, net of current portion         79,367      122,222


DEFERRED TAXES PAYABLE, net of current portion 84,700       90,100

STOCKHOLDERS' EQUITY
    Preferred stock, $0.01 par value,
      authorized 8,000,000 shares,
      none outstanding                            -            -
    Common stock, $0.20 par value,
      authorized 2,500,000 shares,
      issued and outstanding 986,590
      shares                                  197,318      197,318
    Additional paid in capital              2,042,576    2,042,576
    Retained earnings                         517,370      746,323
                                           ----------   ----------
                                            2,757,264    2,986,217


                                           ----------   ----------
                                           $3,312,142   $3,838,031
                                           ==========   ==========

See notes to consolidated financial statements.

UNICO, INC.
Consolidated Statements of Income

                                        For the three months ended     For the six months ended
                        	         August 31,     August 31,      August 31,    August 31,
                         	           1995           1994     	  1995      	1994
                        	        (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)
                                        ---------       -----------     ----------    -----------
REVENUES
 Refined product sales                  $ 107,481       $   147,844     $  258,805     $   302,141
 Electrical capacity and energy	          147,031	    189,384        350,232         508,873
 Processing & terminalling agreements         750             4,286          1,500          15,124
 Natural gas sales                         42,724            67,276         76,491         128,833
 Other                                    121,467           145,003        247,854         254,535
                                        ---------       -----------     ----------     -----------
                                          419,453           553,793        934,882       1,209,506

COSTS AND EXPENSES
 Cost of sales                            334,448           438,183        765,499         944,750
 General and administrative                70,716            94,019        151,496         167,509
 Distributive share of partnership loss   166,738              -           266,295            -
 Loss on sale of equipment                   -                  571           -                571
 Depreciation, depletion
   and amortization                        38,599            33,851         73,333          66,172
 Interest, net                              1,330               695          2,603           1,529
                                        ---------       -----------     ----------     -----------
                                          611,831           567,319      1,259,226       1,180,531
                                        ---------       -----------     ----------     -----------
INCOME (LOSS) FROM OPERATIONS
  BEFORE INCOME TAXES                    (192,378)          (13,526)      (324,344)         28,975

 Provision for income taxes:
   Current                                (44,191)            1,713        (89,991)          1,713
   Deferred                                (2,700)           (6,600)        (5,400)         (5,500)
                                        ---------       -----------     ----------     -----------
                                          (46,891)           (4,887)       (95,391)         (3,787)
                                        ---------       -----------     ----------     -----------
NET INCOME (LOSS)                       $(145,487)      $    (8,639)    $ (228,953)    $    32,762
                                        =========       ===========     ==========     ===========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                      986,590           974,090         986,590        974,090
EARNINGS (LOSS) PER COMMON SHARE:
 Earnings per common share              $ (0.1475)       $   (0.0089)    $  (0.2321)   $    0.0336
                                        =========         ==========     ==========



See notes to consolidated financial statements.

UNICO, INC.
Consolidated Statements of Cash Flows

                                                      For the six months ended
                                                       August 31,   August 31,
                                                         1995         1994
                                                      (Unaudited)   (Unaudited)
                                                      ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                     $ (228,953)   $    32,762
Adjustments to reconcile net income
  to cash provided by operating activities:
 Depreciation, depletion and amortization                 73,333         66,172
 Deferred income taxes                                    (5,400)        (5,500)
 Distributive share of partnership loss                  266,295           -
 Loss on sale of equipment                                  -               571
 Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable              7,236         (9,594)
   (Increase) decrease in inventories and
     prepaid expenses                                     13,141        150,517
   Increase in tax refund receivable                    (100,990)          -
   Increase (decrease) in accounts payable
     and accrued expenses                                 (9,980)       (59,065)
   Increase (decrease) in income taxes payable          (238,701)          -
                                                      ----------    -----------
NET CASH FLOW PROVIDED (USED) BY OPERATING ACTIVITIES   (224,019)       175,863

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchases of property and equipment                        -            (1,433)
 Proceeds from sale of equipment                            -               418
 Increase in certificates of deposit                      (8,876)        (4,979)
 Cash distributions from partnership                     417,554           -
 Collections on notes receivable                           2,500          5,810
                                                      ----------    -----------
NET CASH FLOW PROVIDED (USED)
  BY INVESTING ACTIVITIES                                411,178           (184)

CASH FLOWS FROM FINANCING ACTIVITIES:

 Payments on long-term debt                              (42,855)        (9,072)
                                                      ----------    -----------
NET CASH FLOW USED BY FINANCING ACTIVITIES               (42,855)        (9,072)
                                                      ----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      $  144,304     $  166,607

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         515,195        321,659
                                                      ----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  659,499    $   488,266
                                                      ==========    ===========

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

    The consolidated balance sheet as of August 31, 1995, the consolidated statement of income for the three and six month period ended August 31, 1995 and 1994, and the consolidated statement of cash flows for the three and six month periods ended August 31, 1995 and 1994, have been prepared by the Company, without audit. In the opinion of management, all adjustments, (which include only normal recurring adjustments), necessary to present fairly the financial position, results of operations and changes in cash at August 31, 1995, and for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the Company's Form 10-K, filed with the Securities and Exchange Commission. The results of operations for the period ended August 31, 1995, are not necessarily indicative of operating results for the full year.

Investment in Partnership

    During the six month period ended August 31, 1995, unaudited losses by SCCLP were $1,143,003. The company's share of loss allocations as of that date included $266,295 and $413,855 to Gas Technologies Group,Inc. ("GTGI"), and Intermountain Chemical, Inc. ("IC") respectively. The GTGI share is recorded using the equity method and is included in results of operations for the six month period ended August 31, 1995. IC's investment in the partnership was previously written off to zero as loss allocations exceeded its basis in the investment. As of August 31, 1995, loss allocations in excess of basis attributed to IC and not included in results of operations totaled approximately $2,468,000.

    During the six month period ended August 31, 1995, the Company received cash distributions of $417,554 from SCCLP representing the estimated tax liabilities of the Company associated with income allocations for the year ended December 31, 1994, and the two months ended February 28, 1995.

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

Results of Operations

    Quarter ended August 31, 1995 compared to quarter ended August 31, 1994

    Revenues declined to $420,000 during the second quarter of 1996, down from $554,000 during the second quarter of 1995. Earnings declined to a loss of $145,000, down from a loss of $9,000 during the same quarter last year. Cash flow from operations decreased to a use of $32,000, down from $51,000 provided by operations during the second quarter of 1995.

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

    Operating income (loss) by industry segment, before allocation of general corporate overhead for the second quarter of 1996 compared to the same period during 1995 is as follows:

                                                         Increase
    Segment                    1996           1995      (Decrease)
                            ---------     ----------    ---------
Refining                    $(114,100)    $  (43,100)   $ (71,000)
Electrical generation          40,700        (17,700)      58,400
Gas production                  9,200         40,900      (31,700)
Methanol project              (96,500)        56,700     (153,200)
Corporate overhead and other  (31,700)       (50,300)      18,600
                            ---------     ----------    ---------
                            $(192,400)    $  (13,500)   $(178,900)
                            =========     ==========    =========

    Losses associated with refining operations are the result of ongoing costs and expenses incurred in maintaining the facility. The increase in electrical generation operating results is generally due to lower fuel costs experienced this year compared to the same period last year. The decline in natural gas operating results is due to depressed natural gas prices compared to last year. The decline in methanol project operating results is due to the allocation of partnership operating losses experienced during the current period quarter. The SCCLP methanol facility experienced significant losses during the current period quarter due to an extended shutdown for scheduled and unscheduled maintenance. The reduction in losses associated with overhead costs and other income is attributed to the current quarter recognitions of income from the COTI agreement.

Six months ended August 31, 1995 compared to six months ended August 31, 1994

    Revenues declined to $935,000 during the first six months of 1996, down from $1,210,000 during the same period of 1995. Earnings declined to a loss of $229,000,down from earnings of $33,000 last year. Cash flow from operations decreased to a use of $224,000, down from $176,000 provided by operations during the same period in 1995.

    The decline in revenues is most notably attributed to a reduction in demand for electrical generation during the early part of the current year. In addition, revenues associated with natural gas sales also declined due to reduced prices ceased by the generally depressed natural gas market.

    Operating income (loss) by industry segment, before allocating of general corporate overhead for the first six months of fiscal 1996 compared to the same period last year is as follows:

                                                            Increase
        Segment                     1996           1995    (Decrease)
                                ---------     ----------    ---------

    Refining                    $(147,400)    $  (56,600)   $ (90,800)
    Electrical generation          18,500         23,100       (4,600)
    Gas production                 18,200         73,700      (55,500)
    Methanol project             (126,000)       116,500     (242,500)
    Corporate overhead
      and other                   (87,600)      (127,700)      40,100
                                ---------     ----------    ---------
                                $(324,300)    $   29,000    $ 353,300
                                =========     ==========    =========

     The increased losses associated with refinery operations is attributed to the earlier recognition of certain fixed operating costs during the current year compared to last year. The decrease in electric energy income is attributed to lower demand for power early in the year coupled with high fuel costs during the same period. The decline in natural gas earnings is attributed to a substantially decreased sales price due to the recent depression in the natural gas market. The substantial loss associated with methanol operations is due to partnership loss allocations recognized during the current year in conjunction with the limited partnership interest in IC-LP acquired in December, 1994. SCCLP losses during the current year are attributed to both scheduled and unscheduled repair shut downs along with substantially decreased sales prices for methanol. The improvement in corporate overhead and other income is attributed to revenues associated with the COTI agreement.

    Losses associated with refinery operations are expected to continue until such time as additional raw materials can be located for processing or an alternative use of those assets is identified. Several alternative uses are currently being explored by management. Electrical generation operations, are anticipated to improve slightly during the third quarter of 1996. The natural gas market continues to be very soft. While current production levels are anticipated to remain consistent with prior years, the generally depressed market price of natural gas is anticipated to continue in the near future. Management is considering direct marketing gas to end users in an effort to improve selling prices, but the impact of changing from the current marketing arrangements has not as yet been fully evaluated. Operating results of SCCLP were somewhat disappointing after the phenomenal earnings experienced during the later half of 1994 and early 1995. Methanol prices have now fallen to more traditional levels but the Company can anticipate moderate income allocations for the remainder of the current year. Corporate overhead costs are expected to remain relatively flat for the remainder of the year and income associated with the COTI agreement is expected to improve slightly over that experienced last year.

Liquidity and Capital Resources

    The Registrant had working capital of $952,000 at August 31, 1995 compared to $470,000 at the beginning of the year. The increase in working capital consists of a $105,000 increase from operations, a reduction in the non-current portion of long term debt of $43,000, collections of notes receivable of $2,500 and cash distributions from SCCLP of $418,000. The Registrant believes that current working capital levels, are adequate to cover expected operating needs.

    Total debt, consisting of notes payable, current portion of long-term debt, long-term debt, and subordinated debentures, decreased by $42,900 during the first six months of the current year. Debt in these categories was 12.8% of equity at August 31, 1995 compared to 13.2% at the beginning of the current year.

Inflation, Deflation and Changing Prices

    The results of operations and capital expenditures will continue to be affected by inflation, deflation and changing prices. Prices of natural gas, and generator fuel could have a materially adverse effect on the Registrant's operations. Management is unable to predict the full impact of these factors on the results of operations or working capital.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

    (a) In reference to legal proceedings described in the Registrant's
February 28, 1995 Form 10-K, (Part         I, Item 3), there have been no
material changes in the actions that have occurred during the period covered by this report.

Item 6. Exhibits and Reports on Form 8-K

    (a) No reports on Form 8-K were filed by the Registrant during the quarter ended May 31, 1995.


                            SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated:





                            UNICO, INC.



By:    Rick L. Hurt             Date:     October 13, 1995
    Rick L. Hurt, Controller, Secretary,
    Treasurer, and Chief Financial Officer.