Form 10-Q
period 1995-11-30
UNICO INC /NM/
filed 1996-01-16
CIK 766794

SECURITIES AND EXCHANGE COMMISSION
					 Washington, D.C. 20549

						FORM 10-Q

			   Quarterly Report Pursuant to Section 13 or 15(d) of
				   the Securities Exchange Act of 1934



				 For the quarter ended November 30, 1995

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



	On December 31, 1995, there were 986,590 shares of registrant's $0.20 par value common stock outstanding.

						 INDEX
					 TO REPORT ON FORM 10-Q
					     FOR UNICO, INC.


Item in Form 10-Q                                                        Page

PART I:  FINANCIAL INFORMATION

Item 1.   Financial statements

	  Consolidated balance sheets as of November 30, 1995
	  and February 28, 1995                                             3

	  Consolidated statements of operations for the three and
	  nine month periods ended November 30, 1995 and 1994               5

	  Consolidated statements of cash flows for the
	  nine months ended November 30, 1995 and 1994                      6

	  Notes to consolidated financial statements                        7

Item 2.   Managements discussion and analysis of financial
	  condition and results of operations.                              7


PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 11

Item 6.   Exhibits and Reports on Form 8-K                                  11

UNICO, INC.
Consolidated Balance Sheets



									 November 30,         February 28,
									     1995                 1995
									  (Unaudited)
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                          $   440,336          $   515,195
      Certificate of deposit                                                 317,678              304,549
      Accounts receivable                                                    235,855              201,594
      Accounts receivable from related parties                                   -                  4,570
      Inventories                                                             50,969               83,113
      Short term notes receivable                                            250,000                  -
      Tax refund receivable                                                  123,326                  -
	   TOTAL CURRENT ASSETS                                            1,418,164            1,109,021

PROPERTY AND EQUIPMENT
      Land, buildings and improvements                                       434,327              434,327
      Equipment                                                              217,349              217,349
      Refinery equipment                                                   1,183,333            1,183,333
      Co-generation equipment                                                263,348              263,348
      Oil and gas properties                                                 922,710              922,710
      Property, plant and equipment (gross)                                3,021,067            3,021,067
      Accumulated depreciation & depletion                                (1,713,314)          (1,605,532)
									   1,307,753            1,415,535

OTHER ASSETS
      Notes receivable                                                        12,318               16,318
      Other assets (net)                                                     108,609              108,609
      Investment in partnership                                              435,219            1,188,548
									     556,146            1,313,475


									 $ 3,282,063          $ 3,838,031

Consolidated Balance Sheets - Continued




									 November 30,         February 28,
									     1995                 1995
									  (Unaudited)
LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
      Trade accounts payable                                            $    125,517          $    75,670
      Accounts payable to related parties                                                          32,508
      Credit line payable                                                        -                    -
      Taxes other than income                                                  1,375                1,776
      Other accrued expenses                                                   4,703                4,703
      Current portion of deferred taxes payable                               10,800               10,800
      Current portion of long-term debt                                       81,613               96,079
      Current portion of convertible subordinated debentures
	payable to related parties                                           178,000              178,000
      Income taxes payable                                                       -                239,956
	  TOTAL CURRENT LIABILITIES                                          402,008              639,492

LONG-TERM DEBT, net of current portion                                        72,222              122,222


DEFERRED TAXES PAYABLE, net of current portion                                81,950               90,100

STOCKHOLDERS' EQUITY
      Preferred stock, $0.01 par value,
	authorized 8,000,000 shares,
	none outstanding                                                         -                    -
      Common stock, $0.20 par value,
	authorized 2,500,000 shares,
	issued and outstanding 986,590
	shares                                                               197,318              197,318
      Additional paid in capital                                           2,042,576            2,042,576
      Retained earnings                                                      485,989              746,323
									   2,725,883            2,986,217


									 $ 3,282,063          $ 3,838,031

See notes to consolidated financial statements.

UNICO, INC.
Consolidated Statements of Income

					      For the three months ended        For the nine months ended
					    November 30,    November 30,      November 30,    November 30,
						 1995            1994              1995            1994
					     (Unaudited)     (Unaudited)       (Unaudited)     (Unaudited)
REVENUES
  Refined product sales                     $   137,708      $  106,597       $   396,513     $   408,738
  Electrical capacity and energy                190,875         248,450           541,107         757,323
  Processing & terminalling agreements           57,644             750            59,144          15,874
  Natural gas sales                              31,435          34,260           107,926         163,093
  Other                                          97,799         175,633           345,653         430,168
						515,461         565,690         1,450,343       1,775,196

COSTS AND EXPENSES
  Cost of sales                                 389,799         475,006         1,155,298       1,419,756
  General and administrative                     79,099          75,866           230,595         243,375
  Depreciation, depletion
    and amortization                             34,449          29,723           107,782          95,895
  Loss on disposal of assets                        -             4,302               -             4,873
  Distributive share of partnership loss         69,480             -             335,775             -
  Bad debt expense                                                  -                 -               -
  Interest, net                                     665            (875)            3,268             654
						573,492         584,022         1,832,718       1,764,553

INCOME (LOSS) FROM OPERATIONS
  BEFORE INCOME TAXES                           (58,031)        (18,332)         (382,375)         10,643

  Provision for income taxes:
    Current                                     (23,900)         (1,500)         (113,891)            213
    Deferred                                     (2,750)            700            (8,150)         (4,800)
						(26,650)           (800)         (122,041)         (4,587)

NET INCOME (LOSS)                           $   (31,381)     $  (17,532)      $  (260,334)    $    15,230

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                            986,590         974,090           986,590         974,090

EARNINGS (LOSS) PER COMMON SHARE:
  Earnings per common share                 $   (0.0318)     $  (0.0180)      $   (0.2639)    $    0.0156


See notes to consolidated financial statements.

UNICO, INC.
Consolidated Statements of Cash Flows

									      For the nine months ended
									      November 30,    November 30,
										   1995            1994
									       (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                             $  (260,334)     $   15,230
Adjustments to reconcile net income
  to cash provided by operating activities:
  Depreciation, depletion and amortization                                        107,782          95,895
  Deferred income taxes                                                            (8,150)         (4,800)
  Distributive share of partnership loss                                          335,775             -
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                                    (29,691)        (32,072)
    (Increase) decrease in inventories and
      prepaid expenses                                                             32,144         148,567
    Increase (decrease) in accounts payable
      and accrued expenses                                                         16,938         (82,172)
    Loss on disposal of assets                                                        -             4,873
    Bad debt expense                                                                  -               -
    Increase (decrease) in income taxes accrued                                  (363,282)         27,842
NET CASH FLOW PROVIDED (USED) BY OPERATING ACTIVITIES                            (168,818)        173,363

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property and equipment                                                 -           (30,033)
  Proceeds from sale of assets                                                        -               418
  Increase in certificates of deposit                                             (13,129)         (8,204)
  Increase in other assets                                                            -              (211)
  Issuance of notes receivable                                                   (250,000)            -
  Cash distributions from partnership                                             417,554             -
  Collections on notes receivable                                                   4,000          13,965
NET CASH FLOW PROVIDED (USED) BY INVESTING ACTIVITIES                             158,425         (24,065)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Payments on long term debt                                                      (64,466)        (13,648)
NET CASH FLOW  PROVIDED (USED) BY INVESTING ACTIVITIES                            (64,466)        (13,648)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (74,859)        135,650

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  515,195         321,659

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $   440,336      $  457,309

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

       The consolidated balance sheet as of November 30, 1995, the consolidated statement ofincome for the six and nine month period ended November 30, 1995 and 1994, and the consolidated statement of cash flows for the six and nine month periods ended November 30, 1995 and 1994, have been prepared by the Company, without audit. In the opinion of management, all adjustments, (which include only normal recurring adjustments), necessary to present fairly the financial position, results of operations and changes in cash at November 30, 1995, and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the Company's Form 10-K, filed with the Securities and Exchange Commission. The results of operations for the period ended November 30, 1995, are not necessarily indicative of operating results for the full year.

Investment in Partnership

       During the nine month period ended November 30, 1995, unaudited losses by SCCLP were $1,455,978. The company's share of loss allocations as of that date included $335,775 and $532,160 to Gas Technologies Group, Inc. ("GTGI"), and Intermountain Chemical, Inc. ("IC") respectively. The GTGI share is recorded using the equity method and is included in results of operations for the nine month period ended November 30, 1995. IC's investment in the partnership was previously written off to zero as loss allocations exceeded its basis in the investment. As of November 30, 1995, loss allocations in excess of basis attributed to IC and not included in results of operations totaled approximately $2,253,755.

       During the nine month period ended November 30, 1995, the Company received cash distributions of $417,554 from SCCLP representing the estimated tax liabilities of the Company associated with income allocations for the year ended December 31, 1994, and the two months ended February 28, 1995.


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

Results of Operations

       Quarter ended November 30, 1995 compared to quarter ended November 30,
1994

       Revenues declined to $515,000 during the second quarter of 1996, down from $566,000 during the second quarter of 1995. Earnings declined to a loss of $31,000, down from a loss of $17,000 during the same quarter last year. Cash flow from operations decreased to a use of $137,000, down from $125,000 provided by operations during the second quarter of 1995.

       The decline in revenues is most notably associated with a decline in electrical energy sales and other revenues offset by improvements in refined product sales and terminalling fees. The decline in electrical energy sales is related to a reduction in demand by the local electric distribution market. The improvement in refined product sales deals specifically with sales of brokered crude oil wherein there have been slight improvements in both crude oil prices and volumes sold. The decline in other revenues related to the discontinuation of sales at cost of liquified carbon dioxide to SCCLP by IC. The improvement in terminalling fees represents a one time recognition of tank rental and related cost recovery on a short term terminalling agreement.

       Operating income (loss) by industry segment, before allocation of general corporate overhead for the third quarter of 1996 compared to the same period during 1995 is as follows:

								      Increase
	   Segment                   1996             1995           (Decrease)
       Refining                  $  21,200      $  (14,600)          $  35,800
       Electrical generation       (30,000)        (40,600)             10,600
       Gas production                4,500           6,400              (1,900)
       Methanol project                700          52,300             (51,600)
       Corporate overhead
	 and other                 (54,400)        (21,900)            (32,500)
				 $ (58,000)     $  (18,400)          $ (39,600)

       The significant improvement in refinery operations relates to the recognition of income associated with a short term terminalling agreement.
The improvement of electrical generation income relates to slightly lower fuel and maintenance costs experience this year compared to last. The decline in natural gas production income reflects improved production from increased demand but is offset by substantially reduced market prices received compared to last year. The decline in income from methanol operations relates to the recognition of partnership loss allocations associated with the GTI investment acquired in December 1994. The increase in losses associated with other activities relates to slightly increased overhead costs, reduced office rental income, and interest expense of general debt.

   Nine months ended November 30, 1995 compared to nine months ended November 30, 1994

       Revenues declined to $1,450,000 during the first nine months of 1996, down from $1,775,000 during the same period of 1995. Earnings declined to a loss of $382,000, down from earnings of $16,000 last year. Cash flow from operations decreased to a use of $169,000, down from $173,000 provided by operations during the same period in 1995.

       The decline in revenues is most notably associated with a decline in sales of electrical energy and capacity due to reduced demand in the local distribution market. Natural gas revenues have also declined due to a significant reduction in selling priced compared to last year. Other revenues also declined due to the discontinuation of sales, at cost, of liquified carbon dioxide to SCCLP.


       Operating income (loss) by industry segment, before allocating of general corporate overhead for the first six months of fiscal 1996 compared to the same period last year is as follows:

                                                                      Increase
	   Segment                    1996            1995           (Decrease)
       Refining                 $  (50,800)      $ (71,200)          $  20,400
       Electrical generation       (87,000)        (17,500)            (69,500)
       Gas production               22,700          80,100             (57,400)
       Methanol project           (125,300)        168,800            (294,100)
       Corporate overhead
	 and other                (142,000)       (149,600)              7,600
				$ (382,400)      $  10,600          $ (393,000)

       The decline in losses associated with refinery operations is attributed to the one time recognition of terminalling fees from a short term terminalling agreement. The significant increase in co-generation losses is attributed to low demand early in the year and significantly higher fuel costs. The reduction of earnings from natural gas operations is attributed to the substantial reduction in selling price related to the depressed natural gas market. The significant reduction in methanol project earnings is directly related to loss allocations associated with the GTI interest that was acquired in December 1994. The improvement in losses associated with other activities reflects the addition of revenues associated with the COTI agreement which became effective in January 1995.

       Losses associated with refinery operations are expected to continue until such time as additional raw materials can be located for processing or an alternative use of those assets is identified. Several alternative uses are currently being explored by management. Electrical generation operations, are anticipated to improve slightly during the fourth quarter of 1996. The natural gas market continues to be very soft. While current production levels are anticipated to remain consistent with prior years, the generally depressed market price of natural gas is anticipated to continue in the near future. Management is considering direct marketing gas to end users in an effort to improve selling prices, but the impact of changing from the current marketing arrangements has not as yet been fully evaluated. Operating results of SCCLP were somewhat disappointing after the phenomenal earnings experienced during the later half of 1994 and early 1995. Methanol prices have now fallen to more traditional levels but several unexpected mechanical failures at the facility have precluded operation at full capacity over the past several months. However, settlement of the construction lawsuit in December is expected to result in a significant one time income allocation to the Registrant. Corporate overhead costs are expected to remain relatively flat for the remainder of the year but income associated with the COTI agreement is expected to decline as COTI reliance on credit support is declining.

Liquidity and Capital Resources

       The Registrant had working capital of $1,016,000 at November 30, 1995 compared to $470,000 at the beginning of the year. The increase in working capital consists of a $191,000 increase from operations, a reduction in the non-current portion of long term debt of $50,000, collections of notes receivable of $4,000 and cash distributions from SCCLP of $418,000. The Registrant believes that current working capital levels, are adequate to cover expected operating needs.

       Total debt, consisting of notes payable, current portion of long-term debt, long-term debt, and subordinated debentures, decreased by $64,500 during the first nine months of the current year. Debt in these categories was 12.2% of equity at November 30, 1995 compared to 13.2% at the beginning of the current year.


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

PART II: OTHER INFORMATION

Item 1.     Legal Proceedings

       (a) In reference to legal proceedings described in the Registrant's February 28, 1995 Form 10-K, (Part I, Item 3), there have been no material changes in the actions that have occurred during the period covered by this report with the exception that Item 3(a) of Form 10-K filed by the Registrant on May 256, 1995 was settled out of court on December 5, 1995 as was reported by the Registrant on Form 8-K on December 8,1995.

Item 6.     Exhibits and Reports on Form 8-K

       (a) No reports on Form 8-K were filed by the Registrant during the quarter ended November 30, 1995. However, the Registrant did file a Form 8-K on December 8,1995 with respect to legal proceedings as noted in Part II Item 1(a) of this Form 10-Q.


					  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated:





					  UNICO, INC.



By:                   Rick L. Hurt                        Date:January 12, 1996
       Rick L. Hurt, Controller, Secretary,
       Treasurer, and Chief Financial Officer