Form 10-K405
period 1996-02-29
UNICO INC /NM/
filed 1996-05-29
CIK 766794

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


                  For the fiscal year ended February 29, 1996

                        Commission file number 0-14973

                                  UNICO,INC.
            (Exact name of Registrant as specified in its charter)

                 New Mexico                       85-0270072
          (State of Incorporation)           (IRS Employer ID #)

     Registrant's address: 1921 Bloomfield Blvd.,
                        Farmington, New Mexico 87401

     Registrant's telephone number, including area code:   505-326-2668

     Securities registered pursuant to Section 12(g) of the Act:

                                                 Name of exchange
               Title of class                   on which registered

          $0.20 par value common stock                  NASDAQ

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No        .

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any
amendment to this From 10-K   X  .

     The aggregate market value of the registrant's $0.20 par value common stock held by non-affiliates at April 30, 1996, was $2,590,000.

     On April 30, 1996, there were 986,590 shares of Registrant's $0.20 par value common stock outstanding.

     Documents incorporated by reference: Portions of the Registrant's annual report to shareholders for the year ended February 28, 1996 are incorporated by reference to Parts I and II.

                                     INDEX
                            TO REPORT ON FORM 10-K
                                FOR UNICO, INC.


Item in Form 10-K                                                         Page

                                    PART I

Item 1.   Business                                                           3

Item 2.   Properties                                                         3


Item 3.   Legal Proceedings                                                  3


Item 4.   Submission of Matters to a Vote of Security Holders                4

                                    PART II

Item 5.   Market for Registrant's Common Stock and Related
          Stockholder Matters                                                4

Item 6.   Selected Financial Data                                            4


Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                      4

Item 8.   Financial Statements and Supplementary Data                        4


Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                             5

                                   PART III

Item 10.  Directors and Executive Officers of Registrant                     5


Item 11.  Executive Compensation                                             6


Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                                              7


Item 13.  Certain Relationships and Related Transactions                     9

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K.                                          9

                                    PART I
Item 1. Business:

     Information relative to Registrant's business on pages 5 and 6 of the Registrant's Annual Report to Stockholders for the year ended February 29, 1996 and information with respect to industry segments on pages 23 through 24 of the Annual Report are incorporated herein by reference.


Item 2. Properties.

     Information relative to properties owned by the Registrant on page 6 of the Registrant's Annual Report to Stockholders for the year ended February 29, 1996 is incorporated herein by reference.


Item 3. Legal Proceedings

     Other than collection actions or other actions arising in the ordinary course of the Registrant's business, no legal proceedings to which the Registrant is a party or of which any of its property is subject are pending or known to be contemplated, and the Registrant knows of no legal proceedings pending or threatened, or judgment against any director or officer of the Registrant in their capacity as such, except the following:

     (a) In connection with the Registrant's participation with Sand Creek Chemical Limited Partnership, ("SCCLP"), Intermountain Chemical, Inc. ("IC"), as managing general partner, was named in a legal action filed by CDK Contracting Inc. ("CDK"), against SCCLP. In December 1991, CDK, the general contractor constructing SCCLP's methanol facility in Commerce City, Colorado, informed SCCLP that it was impossible to continue the construction of the plant due to the financial failure of a major subcontractor. CDK indicated that it was willing to continue construction activities if SCCLP would agree to terminate the existing construction agreement, pay CDK time and materials on future construction activity, and release CDK from all obligations concerning late completion and process guarantees. SCCLP declined CDK's request and CDK subsequently discontinued all construction activity. In order to insure the timely completion of the facility, SCCLP took over management of the construction activity. SCCLP filed a claim against CDK and its bonding company seeking recovery of damages for breach of contract by CDK. CDK filed a counter claim seeking recovery of $5,000,000 in damages for work performed under the contract including $1,980,000 retained from progress billings by SCCLP. CDK also claimed that SCCLP and IC committed fraud in the inducement with respect to certain matters arising under the contract. IC and SCCLP denied that they breached the terms of any contract with CDK or that they perpetrated any type of fraud on CDK. A trial was held in July 1992 to determine the liability, if any, of the parties to the action. The court determined that CDK couldn't be relieved of its obligations under the construction agreement by claiming a defense of impossibility. The decision cleared the way for SCCLP to seek recovery of damages as provided under the contract. With respect to CDK's counter claim of fraud in the inducement, the court essentially dismissed the claim but allowed CDK to present additional evidence at the hearing for damages showing how CDK could have mitigated damages if CDK had knowledge of certain financial information of a subcontractor that CDK claimed was not provided to CDK by SCCLP. In December 1992, a hearing was held on a motion, brought by SCCLP, asking for reconsideration of the previous judgement which allowed CDK to present additional evidence with respect to CDK's fraud claim. SCCLP's motion was granted there-by completely dismissing CDK's fraud claim. On February 16, 1993 a trial to determine damages was started with SCCLP presenting its damage claim amounting to approximately

         $8,923,000. CDK presented its defense to SCCLP's claim representing that SCCLP was only entitled to $3,210,000 for completion of construction less $3,709,000 in amounts claimed to be owed to CDK for work previously performed by CDK. Final arguments were submitted in writing on March 15, 1993 as requested by the judge hearing the matter. On April 10, 1995 a judgement in favor of SCCLP was entered in the amount of $9,415,558, net of counter claim offsets allowed, and including pre judgement interest. On April 27, 1995, CDK filed an application for stay of execution on the judgement pending appeal by CDK. CDK posted a bond in the amount of $9,416,000 as required in anticipation of their appeal. In December 1995, SCCLP settled all outstanding claims related to the matter for a cash payment from CDK of $7,500,000.

     (b) On September 13, 1994, Conoco, Inc. filed a suit in the Jefferson County Colorado District Court naming Intermountain Chemical, Inc. and Sand Creek Chemical Limited Partnership. The action seeks specific performance, and monetary damages based on Conoco's claim that SCCLP has breached the contract between Conoco and SCCLP by SCCLP refusing to sell additional quantities of methanol to Conoco under the contract. SCCLP and Conoco have been negotiating a settlement agreement and have mutually agreed to dismiss the pending litigation in anticipation of finalizing those negotiations.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     Information relative to Registrant's common stock on the inside front cover of the Registrant's Annual Report to Stockholders for the year ended February 29, 1996 is incorporated herein by reference.


Item 6. Selected Financial Data

     Information relative to selected financial data on page 4 of the Registrant's Annual Report to Stockholders for the year ended February 29, 1996 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Information relative to management's discussion and analysis of financial condition and results of operations on pages 7 through 10 of the Registrant's Annual Report to Stockholders for the year ended February 29, 1996 is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

    The consolidated financial statements on pages 12 through 32 of the Registrant's Annual Report to Stockholders for the year ended February 29, 1996 are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    There has not been any disagreement between the Registrant and its Accountants of a nature which would require disclosure in compliance with Item 304 of Regulation S-K.


                                   PART III

Item 10. Directors and Executive Officers  of Registrant.

    The directors and executive officers of the Registrant, their ages and positions held in the Registrant are as follows:
                                                                          Held
        Name                        Age              Position             Since

William N. Hagler                    64      President and Director        1979
603 Merino Kraal
Farmington, New Mexico 87401

Rick L. Hurt                         43      Controller, Secretary,        1985
5701 Tee Dr.                                 Treasurer and Director
Farmington, New Mexico 87401

    Background information concerning the Officers and Directors is as follows:

    William N. Hagler received a B.S. degree in Industrial Engineering from North Carolina State University in 1955. From 1955 to 1968, he was employed by Esso Standard Oil, Cities Service Oil Co. and Riffe Petroleum Co. in various phases of the petroleum refining and marketing industry. In July of 1968, he became assistant to the president and later vice president of Plateau, Inc., of Farmington, New Mexico, a regional refining and marketing firm. His responsibilities have included refinery management, marketing, corporate development, economics and planning, crude oil supply, negotiation and administration of processing arrangements, labor relations, coordination of refinery acquisition and expansion programs, and relations with state and federal regulatory bodies. In 1979 Mr. Hagler organized the Registrant and has served as its president and as a director at all times since organization.

    Rick L. Hurt received a BBA degree in Accounting from the University of New Mexico in 1979. From 1979 to 1982, he was employed as a staff accountant and later as a senior accountant by the accounting firm of Fox & Company in its Albuquerque, New Mexico, offices. From 1982 until March of 1985 he was employed as chief accountant for the law firm of Davis and Davis in Austin, Texas. Mr. Hurt is certified as a public accountant in the states of New Mexico and Texas. Mr. Hurt joined the Registrant as Assistant Controller in March of 1985, and became its Controller, Secretary, Treasurer and a Director on May 20, 1985.

    Mr. Hagler and Mr. Hurt devote substantially all of their time to the affairs of the Registrant and will continue to do so in the future.

    No family relationship exists between any officer or director of the Registrant and no officer or director has been involved in any proceeding of the nature described in paragraph (f) of Item 401 of Regulation S-K.

    In April 1993, William N. Hagler accepted an appointment as a director of Saba Petroleum Company which is registered under section 12 of the Exchange Act.

    No officer or director of the registrant has been subject, during the preceding 5 years, to any of the events set forth in paragraph (f) of Item 401 of Regulation S-K.

    Since the Common Stock of the Registrant is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the"Exchange Act"), the executive officers and directors of the Registrant and beneficial owners of greater than 10% of the Registrant's Common Stock ("10% beneficial owners") are required to file beneficial ownership reports, pursuant to Section 16(a) of the Exchange Act, with both the Securities and Exchange Commission ("SEC") and the Registrant, disclosing changes in beneficial ownership of the Common Stock. SEC rules, pursuant to Section 16, require disclosure by the Registrant of the failure of an executive officer, director or 10% beneficial owner of the Registrant to file beneficial ownership reports on a timely basis. Based on the Registrants review of such ownership reports, no executive officer or director of the Registrant failed to file such an ownership report on a timely basis during the 1996 fiscal year.

Item 11. Executive Compensation.

    The following table sets forth certain information concerning the remuneration paid by the Registrant for the last three fiscal years to executives of Registrant who, except for the CEO, received compenstaion in excess of $100,000:

                                           Annual Compensation
                                                                Other
        Name                                                   Annual
        and                                                    Compen-
     Principal                                                 sation
      Postion                 Year     Salary ($)   Bonus ($)     ($)
                                                                  (1)
William N. Hagler             1996     94,783             0      1,441
CEO and Director              1995     91,467        18,900      1,435
                              1994     86,608         1,624          0

    (1) Includes discretionary employer 401(k) contributions totalling $1,441 and $1,435 in 1996 and 1995 respectively.

The Registrant's employees, including the Registrant's officers, may also receive such bonuses and salary increases as the Board of Directors, in its sole discretion, may award.

The Registrant provides health insurance benefits to the officers and directors and all other full time employees.

No Registrant Director is compensated for attending meetings of the Board of Directors.

    Effective for the year ended February 28, 1989, the Registrant adopted an Employee Stock Ownership Plan ("ESOP"), for the benefit of all of its employees, including those of wholly owned subsidiaries. Contributions to the plan are made at the sole discretion of the Board of Directors and are limited to the maximum amount deductible for income tax purposes. Eligible employees include all full time employees with a minimum of six months of service as of any anniversary date of the plan and vesting shall take place on a six year graded basis applied retroactive as of the effective date of the plan. During 1996, 1995 and 1994, the Registrant made no contributions to the ESOP. A copy of the plan was filed with the Commission as an exhibit to the Registrant's Form 10-K filed for the fiscal year ended February 28, 1989.

    Amounts accrued pursuant to the ESOP for the accounts of executive officers, the vesting of which are not subject to future events, are as follows:

                                                                    Beneficial
       Name               Position                                    Shares


William N. Hagler      President, Director                             11,304

All Officers and Directors as                                          17,703
 a group (2 People)

    Effective for the year ended February 28, 1994, the Registrant adopted a 401(k) Plan for the benefit of all of its full time employees, including those of wholly owned subsidiaries. Employees meeting certain minimal eligibility requirements may make voluntary contributions to the Plan subject to limitations set by Internal Revenue Regulations. The Registrant, at it's sole discretion, may make both matching and discretionary contributions for the benefit of participants of the Plan limited by the maximum amounts deductible for income tax purposes. Employees are automatically 100% vested in voluntary contributions and vesting in Registrant contributions is on a six year graded basis applied retroactive as of the effective date of the Plan. During 1996, the Registrant contributed $11,754 to the Plan which was allocated based on elective deferrals made by employees during the year not to exceed 1.52% of gross earnings. During 1995, the Registrant contributed $11,569 to the Plan which was allocated based on elective deferrals made by employees during the year not to exceed 1.3% of gross earnings. The Registrant did not make any contributions to the Plan during 1994. A copy of the 401(k) Plan was filed with the Commission as an exhibit to its Form 10-K filed for the year ended February 28, 1995.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) Security ownership of certain owners.

    On February 29, 1996, the only persons known to the Registrant to own 5% or more of the issued and outstanding Registrant common stock, its only voting security, are as follows:

                     Name and address           Amount and nature
    Title of                of                          of              Percent
     Class           Beneficial owner          Beneficial ownership    of class

$0.20 par value      William N. Hagler         417,679 shares of         42.34%
common stock         603 Merino Kraal          record and beneficially
                     Farmington, NM 87401      (1)

$0.20 par value      William & Helen Braddock  138,624 shares of         14.05%
common stock         P.O. Box 403              record and beneficially
                     Dorado, PR  00646

    (1) Includes 406,375 shares of record and 11,304 shares held for the benefit of Mr. Hagler by the Registrant's ESOP.

(b) Security ownership of management.

    On February 29, 1996, the ownership by the Registrant's management of its common stock, its only voting security, was as follows:


                     Name and address           Amount and nature
    Title of                of                          of             Percent
     Class           Beneficial owner          Beneficial ownership   of class

$0.20 par value      William N. Hagler         417,679 shares of         42.34%
common stock         603 Merino Kraal          record and beneficially
                     Farmington, NM 87401       (1)

$0.20 par value      all officers and          424,578 shares of         43.03%
common stock         directors (2 People)      record and beneficially
                                               (2)

    (1) Includes 406,375 shares of record and 11,304 shares held by the Registrant's ESOP on behalf of Mr. Hagler.

    (2) Includes 406,875 shares of record and 17,703 shares held by the Registrant's ESOP on behalf of included officers.

    No shares of the Registrant's Series A Preferred Stock are presently issued and outstanding.

(c) Changes in control.

    There are no arrangements known to the Registrant, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change of control of the Registrant, except as follows:

    On January 15, 1996 the Registrant executed a Letter of Intent with Chatfield Dean & Co., ("Chad") setting out the terms of a proposed acquisition, by the Registrant, of all of the outstanding Common and Preferred stock of Chad. Chad is a full service investment banking firm based in Englewood Colorado. Under the terms contemplated by this agreement, majority control of the Registrant will vest with the current shareholders of Chad if the proposed merger is completed. In order to achieve the objectives contemplated by the parties, certain adjustments to the exchange of capital stock set forth in the Letter of Intent may be made.

    It is anticipated that the Registrant will issue approximately 2,512,000 new shares of its Common Stock in exchange for all outstanding common stock of Chad, including all shares issued to participants in Chad's Employee Stock Bonus Plan (the "Chad Plan"). Additional shares of Registrant's Common Stock will be reserved for issuance to Chad Plan participants.

    In addition, the Registrant will issue new Preferred Stock in exchange for all of the outstanding shares of Chad's Series A 7% Cumulative Convertible Preferred Stock issued in a recently completed private placement and all of the outstanding shares of Chad's Series B Preferred Stock, other than any shares of Chad preferred stock held by the Registrant or its subsidiaries.

    A copy of the Letter of Intent as executed by both parties was filed as an
Exhibit 28 to the Registrants Form 8-K filed with the Commission as January 15, 1996. As of the date of this report, the Registrant and Chad are proceeding with the due diligence process in contemplation of preparing a definite agreement as to this proposed merger.


Item 13. Certain Relationships and Related Transactions.

    Since the beginning of the Registrant's last fiscal year, there were no transactions, or series of similar transactions, or currently proposed transactions, to which the Registrant or its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, nominee for election as a director, security holder known by Registrant to own 5% or more of any class of the Registrant's voting securities or any member of the immediate family of any of the foregoing, had or will have a direct or indirect material interest:


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Financial Statements and Schedules:

         The financial statements and schedules listed in the accompanying Index to Financial Statements and Schedules are filed as part of this report.

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or have been provided elsewhere in this report, and therefore have been omitted.

(b) No reports on Form 8-K were filed by the Registrant during the fiscal year ended February 29, 1996 except as follows:

    (a) On December 8, 1996, the Registrant filed a Form 8-K with respect to the settlement of legal proceedings as described in Part I, Item 3(a) of this Form 10-K.

    (b) On January 15, 1996, the Registrant filed a Form 8-K with respect to the acquisition of 50,000 shares of Chatfield Dean & Co. series B Preferred Stock for $500,000 and with respect to the reporting of the execution of a Letter of Intent for the proposed acquisition of Chatfield Dean & Co. by the Registrant as described in Part III.
         Item 12(c) of this Form 10-K.

(c)          (3) Exhibits required by Rule 601 of Regulation S-K

             3. Articles of Incorporation and bylaws are incorporated by reference to the Registrant's registration statement on Form 10 filed September 9, 1986 and amendments thereto filed on July 29, 1994 on Form 8-K.

             4. Instruments defining the rights of security holders including indentures are incorporated by reference to the Registrant's registration statement on Form 10 filed September 9, 1986.

             10. 401(k) Profit Sharing Plan adopted effective March 1, 1993 is incorporated by referral to the Registrants Form 10-K filed for the year ended February 28, 1995. Other material contracts are incorporated by reference to the Registrant's Form 8-K filed on June 13, 1990.

             11.    Statement regarding computation of per share earnings.


             13. The Annual Report to Stockholders of the Registrant for the
                 fiscal year ended February 29, 1996 (except for pages and information thereof expressly incorporated by reference in this report is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this report).

             22. Subsidiaries of the Registrant.

             24. (a) Report of Atkinson & Co., Ltd., dated May  3,  1996, on the consolidated financial statements and schedules of Registrant for the three years ended February 29, 1996 as listed in Item 14(a) of this report.

             All other exhibits required by Rule 601 are not applicable to this Registrant or this report.

             Incorporated by reference are the following documents:

             a. Quarterly Reports on Form 10-Q for the quarters ended May 31, August 31, and
                 November 30, 1995.

(d)          (1) Separate financial statements of unconsolidated entities:

                 (a) Audited financial statements of Sand Creek Chemical Ltd. for the fourteen months ended February 29, 1996.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15d of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                  UNICO, INC
                                  May 29, 1996


                                  By William N. Hagler
                                     William N. Hagler, President


             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




               By:   William N. Hagler                  Date: May 29, 1996
                  William N. Hagler, President,
                  Director and Chief Executive
                  Officer




               By:   Rick L. Hurt                       Date: May 29, 1996
                  Rick L. Hurt, Controller,
                  Secretary, Treasurer,
                  Director, and Chief Financial
                  Officer.

                                  UNICO, INC.

                          ANNUAL REPORT ON FORM 10-K

                              ITEM 8, ITEM 14(a)

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


The following consolidated financial statements of Unico, Inc. and subsidiaries are contained in the Registrant's Annual Report to Stockholders included in
Exhibit 13 of the report. Page numbers listed herein correspond to the page number in the annual report:

                                                                    Page No.
                                                                   in Annual
                                                                 Report ("AR")

    Consolidated Balance Sheets - February 29, 1996,
        and February 28, 1995.                                           AR 12

    Consolidated Statements of Operations - Years ended
        February 29, 1996, February 28, 1995, and February 28, 1994.     AR 14

    Consolidated Statements of Cash Flows - Years ended
        February 29, 1996, February 28, 1995, and February 28, 1994.     AR 15

    Consolidated Statements of Changes in Stockholders' Equity -
        Years ended February 29, 1996, February 28, 1995, and
        February 28, 1994.                                               AR 16
    Notes to Consolidated Financial Statements -
        February 29, 1996                                                AR 17


The following consolidated financial statement schedules of Unico, Inc., and subsidiaries are included in a separate section hereto:
                                                                      Page No.

    Schedule II - Valuation and qualifying accounts                         13

                                                UNICO, INC.
                       SUPPLEMENTAL SCHEDULES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED FEBRUARY 29, 1996, FEBRUARY 28, 1995 AND FEBRUARY 28, 1994

SCHEDULE II - Valuation and Qualifying Accounts


Account:                Balance at     Charges  to    Charges to                    Balance at
                        beginning       costs and       other                         end of
  Year ended            of period        expense       accounts      Deductions       period


Accumulated Amortization - Deferred Charges:
  February 28, 1994         6,776             484           -              -             7,260

  February 28, 1995         7,260             -             -            (7,260)           -

  February 29, 1996           -               -             -               -              -

                                  EXHIBIT 11

         STATEMENT REGARDING COMPUTATION OF EARNINGS (LOSS) PER SHARE
                                      OF
                                  UNICO, INC.


                                                          Year ended
                                                           February
                                                    1996      1995      1994

Primary Earnings (Loss) Per Common Share:

Weighted average number of shares outstanding     986,590    975,132   974,090

Primary earnings (loss) per share                 $0.5493    $0.7243  $(0.3879)


Fully Diluted Earnings (Loss) Per Common Share:

Weighted average number of shares outstanding   1,008,840    997,382   996,340


Fully diluted earnings (loss) per share           $0.5492    $0.7203  $(0.3671)


Income per share is based on the weighted average number of common shares outstanding during each period. The Registrant authorized a 1:20 reverse split of its common stock during 1995 and the weighted average shares outstanding and corresponding earnings per share amounts previously reported for prior years have been restated to reflect the reverse split. Stock warrants are not included in primary earnings per share because they are antidilutive. Fully diluted earnings per share assumes the exercise of subordinated debentures into stock thereby increasing net income by the related interest savings net of income taxes. The number of shares assumed to be converted was 22,250 shares for the years ended February 29, 1996, February 28, 1995, and February 29, 1994. Fully diluted earnings per share were not presented in the audited financial statements because it results in a higher per share earnings than primary earnings per share or the reduction from primary earnings per share is not significant.

                                   EXHIBIT 13

                         UNICO, INC. AND SUBSIDIARIES

                         ANNUAL REPORT TO STOCKHOLDERS

                     For the Year Ended February 29, 1996

Table of Contents









President's Letter to Stockholders . . . . . . . . . . . . . . . . . . .Page  2


Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . .Page  4

Description of Business  . . . . . . . . . . . . . . . . . . . . . . . .Page  5


Management's Discussion and Analysis of
Results of Operations and Financial Condition  . . . . . . . . . . . . .Page  7


Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . .Page 11


Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . .Page 12


Corporate Information  . . . . . . . . . . . . . . . . . . . Inside Front Cover

President's Letter to Stockholders






Dear Fellow Stockholder:


                                NOT AVAILABLE

                                NOT AVAILABLE

                                Very truly yours,


May   , 1996                  William N. Hagler

Selected Financial Data

RESULTS OF OPERATIONS                                              Year Ended February

                                                1996         1995         1994         1993         1992
                                                         (in thousands except per share data)
Revenues
   Electrical capacity and energy            $   666      $   1,031    $  1,001     $  1,249     $  1,312
   Processing and terminalling
     agreements                                   60             17          40          106          106
   Natural gas production                        141            193         257          266          281
   Refined product and other sales             1,978          2,085       3,307       11,273       10,914
       Total revenues                        $ 2,845      $   3,326    $  4,605     $ 12,894     $ 12,613

Net income (loss) before income taxes        $   917      $   1,024    $   (488)    $     21     $     26

Change in accounting for
  income taxes                               $   -        $       -    $     -      $     -      $     32

Net income (loss)                            $   542      $     706    $   (378)    $     23     $     54

Net income (loss) per common share           $0.5493      $ 0.7243     $(0.3879)    $ 0.0234     $ 0.0560

Cash flow from operations                    $   (44)     $     228    $    (13)    $    403     $    362


FINANCIAL POSITION
                                             February 29, February 28, February 28, February 28, February 29,
                                                1996         1995         1994         1993         1992
                                                                     (in thousands)

Working capital                               $   173     $    470     $    836     $    913     $    898

Current ratio                                  1.31:1       1.73:1       5.33:1       2.29:1       1.87:1

Total assets                                  $ 4,422     $  3,838     $  2,690     $  3,493     $  3,938

Long-term debt, including
  current portion                             $   310     $    396     $    226     $    341     $    423

Long-term debt, excluding
   current portion                            $   234     $    122     $    207     $     48     $    178

Stockholders' equity                          $ 3,528     $  2,986     $  2,268     $  2,645     $  2,623

Debt-to-equity ratio                            .07:1        .04:1        .09:1        .02:1        .07:1

Description of Business Activities
BUSINESS

   The Company was incorporated under the laws of the State of New Mexico in April, 1979. Company resources are segmented into four categories of business; petroleum product refining and processing, electrical energy production, natural gas production, and methanol production. Currently, refining and processing and electrical energy production are performed by the Company's wholly-owned subsidiary, Intermountain Refining Co., Inc. ("IRC"), while natural gas production is carried-out by the Company under the name Unico Resources. Through its wholly-owned subsidiary, Intermountain Chemical, Inc. ("IC"), the Company manages and operates a methanol production facility, owned by others, in Commerce City, Colorado.

Refining

   The Company refines low-cost, heavy crude oil and other low gravity refined products into diesel fuel, fuel oils, and asphalt that are generally marketed on a wholesale basis in the intermountain region. IRC has experienced a sharp reduction in the availability of crude oil from it's traditional sources and has operated it's refinery only on a limited basis during the past three years. The Company is hopeful that a long term solution to the supply shortage can be resolved, but thus far has been unsuccessful in locating raw materials that would allow the economic operation of the facility. In addition, IRC provides certain asphalt terminalling services wherein IRC receives a fixed monthly fee and reimbursement of certain operating expenses directly related to the service provided.

Co-Generation

   The co-generation plant produces up to 3,000 kilowatts of electrical energy that is sold to an electric company in the local area. Additionally, the plant produces all electricity and a portion of the steam used in the refining process thereby contributing some savings in refinery operating costs.

Natural Gas Production

   The Company has an interest in and operates 20 natural gas wells located in the Hugoton basin in Southwestern Kansas. Natural gas and helium produced is sold, under exclusive contract, to K.N. Energy, of Lakewood, Colorado.

Methanol Production

   In July, 1988, the Company initiated a project to construct a 250 ton per day methanol production facility in the Denver, Colorado area. The facility converts natural gas into chemical grade methanol which is marketed to refiners and chemical distributors. The Company, through its subsidiary IC, is the managing general partner of Sand Creek Chemical Limited Partnership ("SCCLP") which performs all production and marketing operations associated with the facility. IC holds the general partnership interest in IC Partners Limited, ("IC-PL"), the general partner of SCCLP. The facility is owned by Fleet Bank, formerly Shawmut Bank Connecticut, who leases the facility to SCCLP under a fifteen year operating lease. Construction and start-up testing of the facility was substantially completed in October 1993 and the facility is currently operating near design capacity. The Company provides management, accounting and personnel services to the facility and has been active in the completion of construction of the project. The Company has received various payments and expense reimbursements associated with its services and activities on the project.

In December 1994, the Company, through its newly formed wholly-owned subsidiary Gas Technologies Group, Inc. ("GTGI"), acquired a limited partnership interest in IC-PL. The Company receives allocations of SCCLP income and losses in accordance with its various interests in IC-PL.

Competition

   The Company competes in the purchase of raw materials and the sale of its products with other refiners, as well as many large independent petroleum marketers, many of whom have been established longer and have access to greater financial and other resources than the Company.

   The Company competes with other electrical power producers in the Utah and Arizona general market areas.
   The Company competes with other producers of natural gas in the Southwestern Kansas area. Gas supply is abundant, but gathering and marketing resources in the area are somewhat limited. The Company has not had any problems selling its gas production.

   SCCLP competes in the purchase of natural gas and the sale of methanol with other purchasers of natural gas and marketers of methanol, many of whom have been established longer and have access to greater financial and other resources.

Employees

   The Company employs 33 people on a full time basis, including officers. Of that total, 9 are salaried and 24 are paid on an hourly basis. Four of the employees work in the main offices of the Company in Farmington, New Mexico, 5 are employed at the refinery in Fredonia, Arizona, and 24 are located at the methanol production facility in Commerce City, Colorado. All of the full time employees are eligible to participate in the Company's Employee Stock Ownership Plan, ("ESOP") and 401(k) Plan. None of the employees are represented by a union and the Company believes its employee relations to be satisfactory.

Regulations  and  Taxes

   All operations of the Company are regulated by the United States Environmental Protection Agency and various state environmental and health departments. The Company is responsible for the payment of applicable Federal and State excise taxes on the sale of refined products. Severance taxes on natural gas production in Kansas are collected and paid by K.N. Energy, the purchaser of the gas.

PROPERTIES

   All properties used by the Company in the conduct of its business are owned in fee. The Company's refinery is located on approximately 21 acres of fee-owned land in Fredonia, Arizona. Facilities include: a 4,000 barrel per day crude and vacuum distillation unit, a 3,000 kilowatt co-generation plant, boilers, cooling towers, offices, shops, control and electrical buildings, loading racks, storage tanks and associated ancillary facilities. In addition, the plant contains a reforming unit which is not currently employed in the refining operation. The co-generation plant was previously held under a 36 month lease requiring payments of $7,300 per month. The lease expired during 1996 and was carried on a month to month basis thereafter. In April, 1996 and subsequent to the current year end, the Company acquired the generators from the lessor for approximately $27,000.

   The Company owns an interest in and operates 20 producing natural gas wells located in Southwestern Kansas. Developed proven reserves are estimated at 3,221 MMCF gross and 2,634 MMCF net to the Company's interest as of February 29, 1996. No reserve estimates have been filed with any Federal authorities or agencies.

   The Company owns a 7,000 square foot office building in Farmington, New Mexico. Approximately 30 percent of the office building is being fully utilized by the Company for its corporate office, tenants are leasing another 20 percent, while the rest is currently vacant and offered for lease to others. Mortgage payments on all of the properties owned by the Company are approximately $1,800 per month.

Management's Discussion and Analysis of Financial
Condition and Results of Operations


RESULTS OF OPERATIONS

   Fiscal 1996 compared to fiscal 1995

   Revenues decreased to $2,845,000 down 15% from $3,326,000 in fiscal 1995. Net income decreased to $542,000, down 23% from $706,000 last year. Cash flow from operations decreased to a use of $44,000, down 119% from $228,000 provided by operations during the previous year.

   The decline in sales corresponds to a 28% decline in refined product sales mainly associated with reduced levels of brokered crude oil sales, a 35% reduction in electrical energy and capacity sales due to lower customer demand, and a 27% decline in natural gas production due to significantly lower prices experienced during the current year. Terminalling fee income increased by 260% over last year due to a short term tank lease agreement during the summer of 1995, and other revenues increased by 9% in association with an increase in management fees received from SCCLP in December 1995. Operating income (losses) allocations from the Company's investment in IC-LP declined by 264% but was offset by a one time gain allocation in conjunction with a legal settlement.

   Operating income (loss), by industry segment, before allocation of general corporate overhead for 1996, compared to 1995 is as follows:

                                                                     Increase
         Segment                    1996              1995          (Decrease)
Refining                       $  (95,412)         $   19,382       $ (114,794)
Electrical generation            (147,733)              2,843         (150,576)
Gas production                        483              88,016          (87,533)
Methanol project                1,357,172           1,083,737          339,057
Corporate overhead and other     (197,668)           (169,865)         (27,803)
                               $  916,842          $1,024,113       $  (41,649)

   The decline in refining income is mainly associated with the increase in the allocation of refining and co-generation operating costs due to a reduction in sales of electrical energy and capacity. The decline in electrical generation earnings is attributed to the significate decline in customer demand during 1996 coupled with higher fuel purchase costs experienced in the current year. Efforts have been implemented to reduce both operating costs for refining and co-generation activities including a renegotiation of the electric energy supply arrangement with the customer, a slight reduction in force due to attrition, and the acquisition of the electrical generators in March 1996 which should allow a significant savings in costs going forward. The reduction in natural gas production earnings is attributed to a significant decline in natural gas prices during 1996. The Company renegotiated its natural gas sales agreement to become effective April 1996 which is expected to improve earnings moderately in the next fiscal year. The improvement in earnings from the methanol production operation is attributed almost entirely to income allocations from the SCCLP partnership. During 1996, SCCLP experienced significant operating losses due to several unplanned mechanical problems with the methanol plant along with the rapid return to more traditional methanol product prices compared to the unusually high prices experienced during the latter part of last year. Steps have been taken to minimize unexpected mechanical problems with the plant, but product prices continue to be rather soft and it is anticipated that earnings associated with the partnership investment will be only break even in the coming year. The operating loss allocations recognized in 1996 were offset by income allocations from the partnership associated with the final settlement of litigation concerning the original construction of the facility. Losses associated with corporate overhead increased slightly during 1996 and are attributed to a slight increase in overhead costs and a reduction of rental income compared to last year.

   Fiscal 1995 compared to fiscal 1994

   Revenues decreased to $3,326,000 in fiscal 1995, down 28% from $4,605,000 in fiscal 1994. Net income increased to $706,000, up 287% from a loss of $378,000 in 1994. Cash flow from operations increased to $228,000, up 1,854% from a use of $13,000 in the prior year.

   The decrease in sales corresponds to a 79% decline in refined product sales. The Company did not operate its crude oil refinery during fiscal 1995 and accordingly had few sales of refined products compared to fiscal 1994 where the facility was operated during a portion of the year.

   Revenues associated with sales of electrical energy increased slightly during fiscal 1995 due to increased availability of the generator units compared to 1994. However, increases back to 1993 levels were not seen due to reduced customer demand.

   Natural gas revenues declined by 25% from 1994 due to a decline in market prices as well as a decline in demand. Prior to December 1994, gas was marketed under a fixed price contract that was substantially above the prevailing spot market price, which resulted in reduced gas takes by the buyer. In December 1994, the contract was renegotiated to reflect a monthly price that floats with published market prices and customer gas takes were then increased to more historical levels.

   Income allocations for the investment in ICLP increased to $988,000, a 495% increase over a loss of $250,000 recognized in 1994. The increase was attributed to much higher than expected methanol prices experienced during the winter months.

   Revenues from other activities increased by 25% over the prior year. Other revenues in 1994 consisted of management fees and overhead cost reimbursements received from SCCLP, building and equipment rental income and a gain on the settlement of a law suit. Management fees and overhead cost reimbursements increased by 57% over last year while rental income remained relatively unchanged.

   Operating income (loss), by industry segment, before allocation of general corporate overhead for 1995 compared to 1994 is as follows:
                                                                     Increase
         Segment                   1995                 1994        (Decrease)
Refining                       $   19,382           $ (535,555)     $  554,937
Electrical generation               2,843              329,712        (326,869)
Gas production                     88,016              118,788         (30,772)
Methanol project                1,083,737             (203,469)      1,287,206
Corporate overhead and other     (169,865)            (197,306)         27,441
                               $1,024,113           $ (487,830)     $1,511,943

</table
The increase in refining income is attributed to the avoidance of losses experienced in 1994 when the Company incurred losses on crude oil purchased during a period of rapidly declining crude oil and refined product prices. The improvement during 1995 indicated some success in reducing operating costs associated with maintaining the refinery in a non-operating mode, a change in the allocation of some fixed operating costs from refining activities to co-generation activities, and income associated with the COTI agreement of approximately $125,000 for 1995. The decline in electrical generation operating income reflects a $100,000 reduction from the one time settlement of a lawsuit which was recognized during 1994. In addition, income associated with electrical generation was further reduced by increased generator fuel costs due to the use of purchased fuels during 1995 compared to those of substantially lower cost fuel refined by the Company during a portion of 1994, and a change in the allocation of certain fixed operating costs which were previously categorized under refining activities.

Management's Discussion and Analysis of Financial
Condition and Results of Operations, Continued



The decline in operating income from gas production is associated with reduced production and reduced selling price experienced during 1995 as previously discussed. The substantial increase in operating income associated with the Methanol project is most notably associated with partnership income allocations recognized during 1995 in conjunction with the Company's acquisition of a limited partnership interest in IC-PL compared with the substantial loss recognized in 1994 associated with the sale/leaseback of the SCCLP plant facility. Income allocations of $989,000 during 1995 from the Company's investments in the project have not resulted in cash flow improvements due to restrictions placed on SCCLP cash under its various agreements with the lender and lessor. However operating income and cash flow improvements have been made during 1995 with respect to management fees and overhead cost reimbursement associated with the project as compared to 1994. The decrease in losses associated with general overhead and other activities is attributed to an increase in overhead cost reimbursements from SCCLP offset by slight increases in management salaries and general overhead expenses.

Management's Discussion and Analysis of Financial
Condition and Results of Operations, Continued

LIQUIDITY AND CAPITAL RESOURCES

   The Company had working capital of $173,000 on February 29, 1996 compared with $470,000 of working capital on February 28, 1995. The $297,000 decrease in working capital is mainly attributed to a use of $347,000 from operations, the reduction of long term debt of $67,000 and the investment in Chatfield Dean of $500,000, off-set by cash distributions from partnership investments of $418,000, and the extension of debentures moving $178,000 from current liabilities to long term.

   Total debt consisting of the revolving credit line, current portion of long-term debt, long-term debt, and subordinated debentures decreased by $86,000 during fiscal 1996.

   Since 1990, the Company has periodically utilized a revolving line of credit for the purpose of maintaining its investment in inventories and receivables.
During 1994 and 1995, the maximum credit limit established was $750,000 which was used solely for the purpose of providing letters of credit for the purchase of crude oil and guarantees on behalf of Consolidated Oil and Transportation, Inc. During 1995, the credit line was reduced to $300,000. The credit line expired in November 1995 and was not renewed at the Company's request.

   Management feels that working capital provided by operations will be adequate to meet working capital needs in the coming year. Term loan agreements that have short-term maturities are expected to be retired or extended as they become due.


INFLATION, DEFLATION AND CHANGING PRICES

   The results of operations and capital expenditures will continue to be affected by inflation, deflation and changing prices. Prices of natural gas and generator fuel could have a materially adverse effect on the Company's operations. Management is unable to determine the full impact of inflation, deflation and changing prices on the results of operations or working capital.

Management's Discussion and Analysis of Financial
Condition and Results of Operations, Continued

FINANCIAL ACCOUNTING STANDARDS

   Long-Lived Asset Impairment:  In March 1995, the Financial Accounting
Standards Board issued Statement of Financial Accounting Standards No. 121,
"Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Companies are required to adopt the Statement for financial statements for fiscal years beginning after December 31, 1995. The
Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount of fair value less cost to sell. The Company as not evaluated the impact, if any, that this Statement will have on its financial statements.

Report of Independent Auditors


Stockholders and Board of Directors
Unico, Inc.


We have audited the accompanying consolidated balance sheets of Unico, Inc. and subsidiaries as of February 29, 1996 and February 28, 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended February 29, 1996.
These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted accounting standards.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of
material misstatement.   An audit includes examining, on a test basis, evidence
supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unico, Inc. and subsidiaries as of February 29, 1996 and February 28, 1995, and the consolidated results of operations and cash flows for each of the three years in the period ended February 29, 1996, in conformity with generally accepted accounting principles.




                                                  Atkinson & Co., Ltd.


Albuquerque, New Mexico
May 3, 1996




UNICO, INC.
Consolidated Balance Sheets



                                                                       February 29,        February 28,
                                                                          1996                 1995


ASSETS

CURRENT ASSETS
  Cash and cash equivalents - Note E                                   $   232,409         $   515,195
  Certificate of deposit and short term investments - Note E               356,858             304,549
  Accounts receivable - Notes B and E                                       88,392             201,594
  Accounts receivable from related parties - Note H                         17,859               4,570
  Inventories - Note E                                                      36,316              83,113
     TOTAL CURRENT ASSETS                                                  731,834           1,109,021

PROPERTY, PLANT AND EQUIPMENT, at cost - Note E
  Land, buildings and improvements                                         434,327             434,327
  Equipment                                                                217,349             217,349
  Crude oil refining equipment                                           1,183,333           1,183,333
  Co-generation facilities - Note D                                        263,348             263,348
  Oil and gas properties, (successful efforts method) - Notes L and M      894,400             922,710
                                                                         2,992,757           3,021,067
  Less accumulated depletion and depreciation                           (1,746,015)         (1,605,532)
                                                                         1,246,742           1,415,535

OTHER ASSETS
  Notes receivable - Note B                                                 10,818              16,318
  Investment in partnership - Note N                                     1,800,730           1,188,548
  Investment in Chatfield Dean - Note O                                    500,000                -
  Other assets and deferred charges, net - Note C                          131,624             108,609
                                                                         2,443,172           1,313,475

                                                                       $ 4,421,748         $ 3,838,031

Consolidated Balance Sheets, Continued


                                                                       February 29,        February 28,
                                                                          1996                 1995



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                     $   106,327         $    75,670
  Accounts payable to related parties - Note H                                -                 32,508
  Taxes other than income taxes                                              4,930               1,776
  Other accrued expenses                                                     4,063               4,703
  Income taxes payable - Note G                                            367,151             239,956
  Current portion of deferred taxes payable - Note G                          -                 10,800
  Current portion of convertible subordinated debentures
    payable to related parties - Notes F and H                                -                178,000
  Current portion of long-term debt - Note E                                76,539              96,079
   TOTAL CURRENT LIABILITIES                                               559,010             639,492

LONG-TERM DEBT, net of current portion - Note E                             55,555             122,222

CONVERTIBLE SUBORDINATED DEBENTURES PAYABLE TO
  RELATED PARTIES - Notes F and H                                          178,000                _

DEFERRED TAXES PAYABLE, net of current portion - Note G                    101,050              90,100

COMMITMENTS AND CONTINGENCIES - Notes D, E, I and N                           -                   -

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value,
    authorized 8,000,000 shares, none
    outstanding
  Common stock, $0.20 par value,
    authorized 2,500,000 shares,
    issued and outstanding 986,590
    shares in 1996 and 1995 - Note A                                       197,318             197,318
  Additional paid in capital - Note A                                    2,042,576           2,042,576
  Retained earnings                                                      1,288,239             746,323
                                                                         3,528,133           2,986,217

                                                                       $ 4,421,748         $ 3,838,031






The accompanying notes are an integral part of these financial statements.

UNICO, INC.
Consolidated Statements of Operations


For the year ended
                                                                       February 29,        February 28,        February 28,
                                                                          1996                1995                1994


REVENUES
  Electrical capacity and energy                                       $   666,345         $ 1,031,084         $ 1,001,310
  Processing and terminalling agreements                                    59,944              16,624              40,294
  Natural gas sales                                                        140,794             193,101             257,169
  Petroleum product sales                                                  488,488             674,712           3,218,243
  Income (loss) on investment in partnership - Note N                   (1,619,420)            988,548            (250,000)
  Income from partnership legal settlement - Note N                      2,649,156                -                   -
  Gain on settlement of lawsuit                                               -                   -                100,000
  Other                                                                    459,334             422,313             237,992
                                                                         2,844,641           3,326,382           4,605,008
COSTS AND EXPENSES
  Cost of sales                                                          1,498,676           1,835,327           4,588,085
  General and administrative                                               294,631             343,569             332,738
  Depletion, depreciation and amortization                                 140,483             128,388             145,764
  Bad debt expense                                                            -                  3,815              14,498
  Gain on sale of assets                                                      -                 (2,127)               -
  Interest, net                                                             (5,991)             (6,703)             11,753
                                                                         1,927,799           2,302,269           5,092,838
INCOME (LOSS) BEFORE INCOME TAXES                                          916,842           1,024,113            (487,830)

  Provision for income taxes - Note G
   Current                                                                 374,776             240,169             (32,772)
   Deferred                                                                    150              77,700             (77,200)
                                                                           374,926             317,869            (109,972)

   NET INCOME (LOSS)                                                    $  541,916         $   706,244         $  (377,858)


WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                                       986,590             975,132             974,090

EARNINGS PER COMMON SHARE
  Net Income (loss) per share                                          $    0.5493         $    0.7243         $   (0.3879)







The accompanying notes are an integral part of these financial statements.

UNICO, INC.
Consolidated Statements of Cash Flows

For the year ended
                                                                       February 29,        February 28,        February 28,
                                                                          1996                1995                1994
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                                    $   541,916         $   706,244         $   (377,858)
  Adjustments to reconcile net income (loss) to net
    cash provided (used) by operating activities:
    Depreciation, depletion and amortization                               140,483             128,388              145,764
    Deferred income taxes                                                      150              77,700              (77,200)
    Bad debt expense                                                          -                  3,815               14,498
    Dry hole costs                                                          28,310                -                    -
    Gain from legal settlement                                                -                   -                (100,000)
    Gain on sale of equipment                                                 -                 (2,127)                -
    (Income) loss on investment in partnership                          (1,029,736)           (988,548)             250,000
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                            99,913             (62,943)             398,252
      (Increase) decrease in inventories and prepaid expenses               46,797             156,703               (6,707)
      Increase (decrease) in accounts payable
        and accrued expenses                                                   663             (59,356)            (226,205)
      Increase (decrease) in income taxes accrued                          127,195             267,798              (33,407)
  NET CASH FLOW PROVIDED (USED) BY
    OPERATING ACTIVITIES                                                   (44,309)            227,674              (12,863)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of property and equipment                                         -                (30,433)              (4,225)
  Sale of equipment                                                           -                 17,418                 -
  Increase in cash value of life insurance polices                         (23,015)            (16,034)             (71,016)
  Increase in certificates of deposit and short-term investments           (52,309)            (12,145)              (5,716)
  Investment in partnership                                                   -               (200,000)                -
  Cash distributions from partnership                                      417,554                -                    -
  Investment in Chatfield Dean                                            (500,000)               -                    -
  Increase in notes receivable                                            (350,000)               -                 (16,950)
  Collections of notes receivable                                          355,500              24,129               14,815
  NET CASH FLOW (USED) BY INVESTING ACTIVITIES                            (152,270)           (217,065)             (83,092)

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from issuing common stock                                          -                 12,500                 -
  Proceeds from long-term debt                                                -                200,000                 -
  Payments on long-term debt                                               (86,207)            (29,362)            (115,502)
  Increase in deferred charges                                                -                   (211)                -
  NET CASH FLOW PROVIDED (USED) BY
    FINANCING ACTIVITIES                                                   (86,207)            182,927             (115,502)

  INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                                  (282,786)            193,536             (211,457)

  CASH AND CASH EQUIVALENTS AT BEGINNING
    OF YEAR                                                                515,195             321,659              533,116

  CASH AND CASH EQUIVALENTS AT END OF YEAR                             $   232,409         $   515,195         $    321,659

The Company paid interest of approximately $36,600, $25,000 and $30,000 in 1996, 1995 and 1994, respectively.

The Company paid income taxes of $251,000 in 1996, $1,700 in 1995 and $7,200 in 1994 and received a refund of income taxes of $3,400 in 1996, $27,800 in 1995 and $11,500 in 1994.

The accompanying notes are an integral part of these financial statements.

UNICO, INC.
Consolidated Statements of Changes
in Stockholders' Equity


                                                                Additional                      Total
                                       Common Stock              Paid In         Retained    Stockholders'
                                  Shares         Par value       Capital         Earnings       Equity

BALANCE, February 28, 1993        974,090        $ 194,818      $ 2,032,576    $   417,937    $ 2,645,331

  Net loss                           -                -                -          (377,858)      (377,858)

BALANCE, February 28, 1994        974,090          194,818        2,032,576         40,079      2,267,473

  Issuance of common stock         12,500            2,500           10,000           -            12,500

  Net income                         -                -                -           706,244        706,244

BALANCE, February 28, 1995        986,590          197,318        2,042,576        746,323      2,986,217

  Net income                         -                -                -           541,916        541,916

BALANCE, February 29, 1996        986,590        $ 197,318      $ 2,042,576    $ 1,288,239    $ 3,528,133

The accompanying notes are an integral part of these financial statements.

UNICO, INC.
Notes to Consolidated Financial Statements
February 29, 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity: The Company operates a petroleum products refinery and a 3,000 kilowatt co-generation facility. The Company owns an interest in certain natural gas producing properties located in southwestern Kansas and is the operator of the properties. The Company is the general partner and a limited partner of a partnership which is engaged in the operation of a 250 ton per day methanol production facility in Commerce City, Colorado.

Basis of Presentation: The accompanying consolidated financial statements include the operations of Unico's wholly-owned subsidiaries, Intermountain Refining Co., Inc. ("IRC"), Intermountain Chemical, Inc., ("IC") and Gas Technologies Group, Inc., ("GTGI"). All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash in depository institutions, and interest bearing over-night cash investments. The Company maintains its cash balances and certificates of deposit in various local financial institutions. The balances maintained are in excess of the maximum insurance provided by the Federal Deposit Insurance Corporation.

Certificate of deposit and short-term investments: Although considered cash equivalents, the certificate of deposit and short-term investments have not been considered cash equivalents given that they can not be liquidated in the near term.

Inventories: Raw materials, refined products, materials, and supplies inventories of IRC are stated at the lower of cost (first-in, first-out) or market.

Property, Plant and Equipment:   Property, plant and equipment is stated at
cost. Depreciation of property and equipment is provided on the straight-line method over the following useful lives:

   Buildings                                         15-20
   Equipment                                          3-20
   Crude Oil Refining Equipment                       5-20
   Co-generation Facilities                           5-15

Maintenance, repairs and renewals which neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Electrical generator repair expenses are accrued based on machine hours utilized. Actual repair costs are charged against the accrued liability when incurred. Gains or losses on disposition of property are included in results of operations.

Investment in Partnership and Chatfield Dean: The investment in IC Partners Limited Partnership is accounted for under the equity method. The Company's share of the results of operations of the Partnership, when material, are reflected in the results of operations of the Company. Cash distributions from the Partnership are reflected as a reduction of the investment in the Partnership. Summarized financial information for IC Partners Limited Partnership has been presented in Note N to these financial statements. The investment in Chatfield Dean is reported at cost.

Oil and Gas Properties: The successful efforts method of accounting for the acquisition, exploration, development and production of oil and gas properties is utilized. Costs of acquiring undeveloped oil and gas leases are capitalized. All development costs of proved properties are capitalized as incurred and all exploration costs are expensed. The capitalized costs of oil and gas wells and related equipment are amortized by the units-of-production method based on the estimated proved oil and gas reserves.

Deferred Charges: Deferred charges are carried at cost. Amortization of deferred charges is computed on the straight-line method over the estimated useful lives of the assets.

Reverse Stock Split: The stockholders of the Company approved a reverse stock split of 1 new share of $.20 par value common stock for 20 outstanding shares of $.01 par value common stock effective on July 28, 1994. Fractional shares were rounded up to the next whole share which resulted in the issuance of 34 new shares. All references in the Company's financial statements to the number of shares, earnings per share, warrants out-standing, and conversion price of debentures have been restated to reflect the reverse stock split.

Income Taxes: Deferred income taxes are provided on temporary differences arising primarily from the use of straight-line depreciation for financial reporting purposes and accelerated depreciation on certain assets for income tax purposes. The Company files a consolidated income tax return with its wholly-owned subsidiaries. Taxes are allocated to each subsidiary as if separate returns are filed. Investment tax credits are accounted for on the flow-through method.

Earnings Per Share: Income (loss) per share is based on the weighted average number of common shares outstanding during each period. Stock warrants are not included in primary earnings per share because they are antidilutive. The conversion of subordinated debentures into common stock is not included in fully diluted earnings per share because they are also antidilutive or the amount of dilution is not material.

Reclassifications:   Certain reclassifications have been made to the 1995 and
1994 financial statements to conform with the 1996 presentation.

Estimates:   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Fair Value of Financial Instruments:   The carrying amount of cash and cash
equivalents, certificates of deposit and short-term investments, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of theses amounts. The carrying amount of the Company's long-term debt and debentures approximate fair value because the interest rates are at or near market value.

NOTE B - ACCOUNTS AND NOTES RECEIVABLE

Accounts receivable consists of amounts due from customers for sales of petroleum products, natural gas, and electrical energy and capacity. Such credit sales are generally made on terms ranging from net 10 days to net 30 days in accordance with normal industry practice. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Management does not believe that an allowance for bad debts on accounts receivable is necessary.

Notes receivable consists of one note, due in monthly installments through 2000, secured by various collateral including real estate and equipment. The Company uses the specific write-off method of accounting for bad debts.

Credit sales of petroleum products to wholesale distributors and other refiners represents a concentration of credit risk as such customers are subject to the same regional and industry wide economic conditions as the Company. Credit losses relating to this segment have generally been within management's expectations.

NOTE C - OTHER ASSETS AND DEFERRED CHARGES

Other assets and deferred charges consist of the following:

                                          February 29,       February 28,
                                             1996               1995

 Cash value of life insurance contracts   $ 127,088          $ 104,073
 Utility and license deposits                 4,536              4,536
 Less accumulated amortization                 -                  -
                                          $ 131,624          $ 108,609


NOTE D - CO-GENERATION  FACILITIES

IRC installed energy co-generation facilities at its refinery and commenced operations of the co-generation equipment in February 1986. The co-generation facilities and certain ancillary equipment have been acquired under an operating lease with the manufacturer of the equipment. In January 1993, the original lease of the co-generation facilities expired and a new operating lease was negotiated. The new lease had a term of three years with fixed monthly lease payments of $7,300. As of February 29, 1996, the lease has expired and continues on a month to month basis pending re-negotiation of the lease. In April 1996,subsequent to year end, the Company acquired the generators from the lessor for approximately $27,000.

In conjunction with the operation of the co-generation facilities, IRC has entered into an agreement with a local utility company for the sale of electrical capacity and energy. Revenues from the sale of electrical generating capacity and energy were approximately $666,000 in 1996, $1,031,000 in 1995 and $1,001,000 in 1994 and rental expense under the operating lease was approximately $88,000 in 1996, $88,000 in 1995 and $88,000 in 1994.

There are no future rental obligations under the operating lease.

In 1994, the Company settled a legal dispute with a former electrical customer wherein the Company received title to a power substation and a power line connected to the co-generation facility. The Company currently uses the substation in connection with its electrical sales activity but the power line had been disconnected and was sold during 1995. During the fiscal year ended February 28, 1994, the Company recognized $90,000 estimated fair value of the substation and $10,000 estimated salvage value of the power line. The power line was sold in 1995 for $17,000.

NOTE E - LONG-TERM DEBT

Long-term debt consists of the following:
                                                February 29,     February 28,
                                                   1996             1995
Prime rate plus 1.05% variable rate,
  (9.3% at 2/29/96), note payable to a bank,
  payable in monthly installments of $1,800
  including interest, with remaining principal
  due on 08/17/96, secured by real estate with
  approximate net book value of $145,000.       $   9,872        $  29,412

Bank rate plus 1% variable rate,
  (9.25% at 2/29/96), note payable to a bank,
  due on 11/30/97, payable in monthly
  installments of $5,557 plus interest,
  secured by a $356,858 money fund investment
  account, accounts receivable, inventories,
  and oil and gas properties.                     122,222          188,889
                                                  132,094          218,301
   Less current portion                           (76,539)         (96,079)
                                                $  55,555        $ 122,222

Maturities of long-term debt at February 29, 1996, are as follows:

   February 28

      1997                                      $ 76,539
      1998                                        55,555
                                                $132,094

Line of credit: In February 1992, a bank credit line was established for $250,000 with an interest rate of prime plus 1%. In November 1994, the credit line was amended to $300,000. During 1995, a portion of the line of credit had been utilized to secure letters of credit issued on behalf of an unrelated third party, (See Note I). The credit line expired in November 1995 and was not renewed at the Company's request.

NOTE F - CONVERTIBLE  SUBORDINATED  DEBENTURES

The Company issued $450,000 of four year 10.5% subordinated convertible debentures in September 1986. Proceeds from the issuance of the debentures were used to retire Company debt. In April 1987, the Company issued an additional $28,000 of the debentures in exchange for notes payable to individuals related to a stockholder. In January 1988, the Company retired $115,000 of the debentures which were held by an officer, director and stockholder of the Company. The Company retired $50,000 and $25,000 face value of the debentures in December 1988 and February 1989, respectively. The original maturity date of the debentures was September 17, 1990. The Company redeemed $100,000 face value of the debentures at maturity and agreed to extend $188,000 face value of debentures held by related parties until September 1993. In October 1991, the Company redeemed $10,000 face value of the debentures held by a related party. The debentures may be redeemed by the Company at any time upon thirty days written notice to the debenture holders. In 1994, the Company agreed to extend the remaining $178,000 face value of debentures held by related parties until September 1995. In 1995, the Company agreed to extend the remaining debentures until September 1997. The remaining debentures are convertible at any time until September 16, 1997, at an exercise price of $8.00 per share. Warrants to purchase common stock of the Company were issued with the debentures.

The warrants became exercisable on September 17, 1987, at a purchase price of $5.00 per share and expired on September 17, 1990 with the exception of 11,125 warrants that were extended along with the debenture maturity previously discussed.

Interest expense related to these debentures was approximately $18,700 in 1996, $18,700 in 1995 and $18,700 in 1994.

NOTE G - INCOME TAXES

Income tax expense (benefit) differs from income tax at the statutory rate of 34% as follows:

                                February 29,    February 28,    February 28,
                                   1996            1995            1994

 Income tax at statutory rate       34%             34%            (34%)
 Permanent differences               -               -               1%
 State income taxes                  4%              1%             (2%)
 Graduated tax rates                 -               -               4%
 Expiration (utilization) of
  investment tax credit
  carryforwards                      -              (3%)             7%
 Other (net)                         3%             (1%)             2%
 Income tax expense (benefit)       41%             31%            (22%)

Income tax expense (benefit) for the periods ended February 29, 1996, February 28, 1995 and February 28, 1994 consists of the following:

                                   1996            1995            1994
   Current
     Federal                    $ 336,666       $ 221,431       $ (21,753)
     State                         38,110          18,738         (11,019)
   Deferred
     Federal                          150          77,700         (77,200)
     State                           -               -               -
                                $ 374,926       $ 317,869       $(109,972)

As of February 28, 1996, there were no net operating loss carry forwards or unused investment tax credit carryforwards for income tax purposes.

Deferred taxes payable as of February 29, 1996 and February 28, 1995 consist of the following:
                                                        1996           1995
   Deferred tax liability arising from
     using accelerated depreciation
     for income tax purposes                         $  90,050     $ 100,900

   Deferred tax liability arising from
     bases differences in investment in partnership
     for financial and tax reporting purposes           11,000          -

   Deferred taxes payable                            $ 101,050     $ 100,900

NOTE H - RELATED PARTY TRANSACTIONS

The Company is obligated under debentures payable to an officer, director and stockholder totaling $160,000 at February 29, 1996 and at February 28, 1995. Interest expense on the debentures was approximately $17,000 in 1996, 1995 and 1994.

The Company is also obligated under debentures payable to other related parties in the amount of $18,000 at February 29, 1996 and February 28, 1995.

In conjunction with the Company's management of SCCLP's Commerce City, Colorado methanol production facilities, the company receives certain payments and reimbursements of payroll and related costs. All payments, with the exception of a basic monthly management fee are based on actual costs accrued by the Company. Management fees paid to the Company were $20,833 per month from December 1995 through February 1996, and $8,333 per month from March 1994 through November 1995.

                                            1996         1995         1994

   Direct payroll and benefits         $ 1,218,879   $ 1,156,741   $ 1,638,522
   Management fees and overhead costs      328,815       276,747       176,257
   Liquified CO2 sales                      19,997       149,889        43,463
   CO2 tank rental                            -           36,868         6,145
                                       $ 1,567,691   $ 1,620,245   $ 1,864,387

Amounts receivable from SCCLP for these transactions were $16,547 as of February 29, 1996 and $4,570 as of February 28, 1995. Amounts payable to SCCLP for credits associated with prior overcharges on CO2 sales were $32,508 as of February 28, 1995.

In addition to payments received from SCCLP in conjunction with the Company's management of SCCLP, the Company has also received cash distributions associated with its investment in SCCLP. During 1996, the Company received $417,554 from SCCLP representing the estimated tax liabilities associated with taxable partnership income allocations through February 1995.

On November 1, 1993, William N. Hagler and Rick L. Hurt, both officers and directors of the Company formed San Juan Holdings, LLC, a Colorado limited liability corporation for the purpose of acquiring the 30% interest in SCCLP originally held by General Electric Capital Corporation. The transaction was structured as an accommodation to allow GECC to withdraw as a partner to SCCLP prior to execution of the sale/leaseback of the methanol facility, (See Note
N).

Effective December 1, 1994, William N. Hagler, president, director, and stockholder of the Company acquired a 14.3% limited partnership interest in IC-PL, the general partner of SCCLP, from Public Service Company of Colorado.

NOTE I - COMMITMENTS AND CONTINGENCIES

Reservation of Common Stock: At February 29, 1996, the Company has 11,125 shares of common stock reserved for issuance under stock purchase warrants outstanding and 22,250 shares of common stock reserved for the contingent conversion of subordinated debentures. Holders of convertible debentures were issued warrants to purchase common stock at $5.00 per share that expired on September 17, 1990. In consideration to those holders that agreed to extend the maturity date of debentures held by them, the Company extended the expiration date on the associated warrants to purchase 11,125 shares of common stock, until September 17, 1996.

Contingent   Liability  for  Partnership  Obligations:   The Company's wholly-
owned subsidiary Intermountain Chemical, Inc. ("IC"), serves as the general partner to Sand Creek Chemical Limited Partnership. Accordingly, IC is contingently liable to creditors of the Partnership for debt, other than non-recourse debt, incurred by the Partnership. As of February 29, 1996 the Partnership had approximately $1,023,000 of accounts payable to creditors of the Partnership.

Guarantee of Debt of Others: In January 1994, the Company agreed to provide credit support to Consolidated Oil and Transportation, Inc. ("COTI") in the form of guarantees of commercial credit and stand by letters of credit. COTI is a marketer and transporter of heavy fuel oils and asphalt. The agreement between the parties provided for the Company to obtain a collateral position in COTI, subordinated to commercial lenders to COTI. In exchange for credit support provided to COTI, the Company received a commission of 8.75% of the gross profits of COTI. The Company does not have an ownership interest in COTI. The Agreement expired on December 31, 1995 and has not been renewed. However, the Company continues to be the guarantor on several accounts and is currently in the process of withdrawing such guarantees as stand alone credit is approved for COTI. As of the date of this report, commitments to creditors of COTI are estimated as follows:

   Railcar lease                                      $ 2,592,000
   Vendors                                                620,000
                                                      $ 3,212,000

The railcar lease guarantee relates to a 5 year lease of 100 railcars and the limit of the guarantee shall be reduced by $648,000 annually as long as COTI is not in default under the terms of the lease. Commitments under guarantees to vendors are estimated based on current levels of credit extended to COTI by those vendors. The Company believes that COTI has sufficient working capital to satisfy its outstanding obligations secured by the guarantees.

During 1996, the Company provided a $35,000 certificate of deposit to a bank as security for the issuance of a standby letter of credit to a natural gas transportation provider for Sand Creek Chemical Limited Partnership. Sand Creek subsequently provided it's own certificate as security for the letter of credit and the bank returned the $35,000 certificate of deposit to the Company.

The Company has been involved in the manufacture, storage, and sale of petroleum products since 1979, which exposes the Company to potential claims for environmental remediation costs, if any, of sites previously operated by the Company. The Company is not aware of any claims pending for such sites.

NOTE J - EMPLOYEE STOCK OWNERSHIP AND 401(k) PLANS

Effective for the year ended February 28, 1989, the Company adopted an ESOP for the benefit of all of its full time employees. Company contributions to the plan are determined at the discretion of the Company and are limited to the maximum amount deductible for income tax purposes. Eligible employees include all full time employees with a minimum of six months of service as of any anniversary date of the plan and vesting shall take place on a six year graded basis applied retroactive as of the effective date of the plan. The Company made no contributions to the ESOP during 1996, 1995, or 1994.

In 1994, the Company adopted a 401(k) Plan for the benefit of all its full time employees. Company contributions to the Plan are determined at the discretion of the Company and are limited to the maximum amount deductible for income tax purposes. Eligible employees include all full time employees with a minimum of six months of service as of a semi-annual anniversary date of the plan. Employees are 100% vested in all voluntary contributions and vesting in Company contributions is on a six year graded basis applied retroactive as of the effective date of the plan. Company contributions to the Plan were $11,758 for 1996, $11,569 for 1995, and $0 for 1994.

NOTE K - FINANCIAL  INFORMATION  RELATING  TO  INDUSTRY  SEGMENTS

The Company's major industry segments are petroleum refining and processing, electrical co-generation, natural gas production, and methanol plant operations.  Selected financial information relating to these segments is as follows:
                                                                 Years Ended
                                                 --------------------------------------------
                                                 February 29,    February 28,    February 28,
                                                    1996            1995            1994
                                                            (Dollars in thousands)

REVENUES
   Petroleum refining and processing              $   528         $   667         $  3,259
   Electrical co-generation                           666           1,031            1,101
   Natural gas production                             141             193              257
   Methanol plant operations                        1,379           1,415              (30)
   Other                                              131              20               18
                                                  $ 2,845         $ 3,326         $  4,605

OPERATING PROFIT (LOSS)
   Petroleum refining and processing              $   (47)        $   (42)        $  (681)
   Electrical co-generation                            (4)             -              281
   Natural gas production                             (43)              2             107
   Methanol plant operations                        1,016           1,059            (213)
   Other                                               (5)              5              18
                                                  $   917         $ 1,024         $  (488)

IDENTIFIABLE ASSETS
   Petroleum refining and processing              $ 1,096         $ 1,455         $ 1,541
   Electrical co-generation                           179             201             179
   Natural gas production                             435             506             572
   Methanol plant operations                        1,893           1,240              43
   Other                                              819             436             355
                                                  $ 4,422         $ 3,838         $ 2,690

DEPRECIATION, AMORTIZATION AND DEPLETION
   Petroleum refining and processing              $    64         $    73         $    89
   Electrical co-generation                            -                8              16
   Natural gas production                              43              34              40
   Methanol plant operations                           24              12               1
   Other                                                9               1              -
                                                  $   140         $   128          $   146

                                                                 Years Ended
                                                 --------------------------------------------
                                                 February 29,    February 28,    February 28,
                                                    1996            1995            1994
                                                            (Dollars in thousands)

CAPITAL EXPENDITURES
   Petroleum refining and processing              $   -           $    -          $     1
   Electrical co-generation                           -                29             100
   Natural gas production                             -                -               -
   Methanol plant operations                          -                -                2
   Other                                              -                 1               1
                                                  $   -           $    30         $   104

Effective for 1995 and subsequent periods, the Company changed its method of allocating overhead costs for purposes of reporting results of operations of industry segments. The new method allocates corporate overhead based on gross profit percentages as opposed to percentage of revenues used prior to 1995.

Electrical energy and capacity is sold substantially to one customer. Sales of energy and capacity to the customer were $666,000 for 1996, $1,031,000 for 1995 and $1,001,000 for 1994.

The Company sells substantially all natural gas produced from the Kansas gas properties to one customer. Natural gas sales to the customer, net to the Company's interest, totaled $167,000 for 1996, $184,000 for 1995 and $254,000 for 1994.

NOTE L - OIL AND GAS PROPERTIES

Kansas Gas Properties: On July 1, 1988, the Company acquired certain natural gas producing properties from Methanol Production Corporation (MPC), a privately held Denver firm. The assets, valued at $902,000, included an estimated 2,850,000 Mcf, net to the Company's interest, of proven and developed natural gas reserves and related production equipment located in Southwestern Kansas. In exchange for the assets, the Company gave $180,000 in cash, issued 106,851 shares of its common stock, and incurred a $290,000 note payable to a bank.

Oil and Gas Leases: In September 1988, the Company acquired a 25% revenue interest in certain unproven oil and gas leases located in Hardeman County, Texas, for $22,500. In conjunction with the acquisition, the Company agreed to participate, to the extent of a 33 1/3% working interest, in the drilling of one test well. Drilling activity on the test well was completed and initial results indicated that the well would not produce sufficient quantities of oil or gas to warrant final completion. During 1996, the Company determined that it had no further interest in the lease and accordingly, wrote off the remaining capitalized costs in the project.

Capitalized Costs: Capitalized costs relating to oil and gas producing activities, as of February 29, 1996 and February 28, 1995 are as follows:

                                            1996                  1995
   Proved gas properties                 $ 894,400             $ 894,400
   Unproved oil and gas properties            -                   28,310
   Less accumulated depletion             (471,940)             (431,716)
   Net capitalized costs                 $ 422,460             $ 490,994

Results of Operations: Results of operations of oil and gas producing activities for the years ended February 29, 1996, February 28, 1995 and February 28, 1994 are as follows:

                                      1996           1995           1994
   Revenues
     Natural gas sales             $ 140,794      $ 193,101      $ 257,169

   Costs and Expenses
     Operating costs                  98,384         74,331         98,092
     General and administrative       38,494         78,561         10,144
     Depletion, depreciation and
     amortization                     43,260         33,772         40,463
     Interest expense (net)            4,151          4,841          1,148
                                     184,289        191,505        149,847

   Pre-tax net income (loss)         (43,495)         1,596        107,322
   Income tax expense                (14,788)           540         36,500
   Net income (loss)                $(28,707)      $  1,056      $  70,822

NOTE M - GAS RESERVE DATA AND SUPPLEMENTAL DATA (UNAUDITED)

In accordance with Statement of Financial Accounting Standards No. 69, the following unaudited information is presented with regard to the Company's proved gas reserves. Information for gas is presented in million cubic feet
(MMcf) except where otherwise indicated in thousand cubic feet (Mcf).

Production: The Company's net gas production, average sales price and production cost for the years ended February 29, 1996, February 28, 1995 and February 28, 1994 are as follows:

                                      1996           1995          1994
   Net gas production (Mcf)          250,568        176,317       243,425
   Average sales price ($/Mcf)      $ 0.5619       $ 1.0952      $ 1.0565
   Average production cost ($/Mcf)  $ 0.2865       $  .4355      $ 0.4079

Reserves: On July 1, 1988 the Company acquired certain natural gas producing properties, (See Note L).The gas reserves are located primarily in Western Kansas and are based upon the Jerry R. Bergeson & Associates Petroleum Engineers Reserve Report, dated May 10, 1991 and reserve information developed internally by the Company. Estimated net quantities of proved developed and proved undeveloped gas reserves as of February 29, 1996 and February 28, 1995 are as follows:

                                      1996           1995
                                     (MMcf)         (MMcf)
   Proved developed                   2,634          2,884
   Proved undeveloped                  -              -
                                      2,634          2,884

Statement of Changes in Quantities of Proved Developed and Undeveloped Gas Reserves for the years ended February 29, 1996, February 28, 1995 and February 28, 1994 are as follows:

                                         1996        1995         1994
                                        (MMcf)      (MMcf)       (MMcf)
   Proved reserves - beginning of year  2,884        3,061        3,304
   Adjustment to reserves                   1           (1)        -
   Production                            (251)        (176)        (243)
   Proved reserves - end of year        2,634        2,884        3,061

The Standardized Measure of Discounted Future Net Cash Flows relating to Proved Gas Reserves as of February 29, 1996 and February 28, 1995 are as follows:

                                             1996          1995
                                           ($/1000)      ($/1000)
   Future cash inflows                    $   1,480     $   3,159
   Future production costs                     (755)       (1,256)
   Future income tax expense                   (106)         (504)
   Future net cash flow                         619         1,399
   Ten percent discount factor                 (266)         (780)
   Standardized measure of discounted
     future net cash flows                $     353      $    619

Changes in the Standardized Measure of Discounted Future Net Cash Flows From Proved Gas Reserve Quantities for the years ended February 29, 1996, February 28, 1995 and February 28, 1994 are as follows:

                                              1996        1995        1994
                                            ($/1,000)   ($/1000)    ($/1000)
   Standardized measure - beginning of year  $   619     $   754     $   837
   Adjustment to reserves                         -           -            -
   Sales, net of production costs and
    income taxes                                 (59)        (86)       (116)
   Accretion of discount                        (207)        (49)         33
   Standardized measure - end of year        $   353     $   619     $   754


Developed and Undeveloped Acreage: The following summarizes the Company's gross and net undeveloped and developed acreage at February 29, 1996 and at February 28, 1995:

                                 1996                   1995
                           Gross       Net         Gross      Net
Developed Acreage
  Kansas                   11,568     9,324        11,568    9,324

Undeveloped Acreage
  Texas                      -         -              873      218

"Gross Acres" refers to the number of acres in which the Company owns a working interest. "Net Acres" refers to the sum of the fractional working interest owned by the Company in gross acres.

Other: The Company held interests, at February 29, 1996 and February 28, 1995, in the following wells, none of which are multiple completion wells:

                                 1996                   1995
                           Gross       Net         Gross      Net

   Producing gas wells       20       16.12          20      16.12

NOTE N - METHANOL  PLANT  DEVELOPMENT

In July 1989, the Company initiated a project to construct and operate a 250 ton per day methanol production facility in the Denver, Colorado area. In December 1989, the Company accepted a proposal from General Electric Capital Corporation ("GECC"), for financing and third party equity investment for the $26,000,000 facility. In accordance with the proposal, GECC provided a $24,000,000 construction loan which, upon completion of the facility, was to be replaced by a $20,000,000 term loan. Ownership of the facility was to vest in Sand Creek Chemical Limited Partnership ("SCCLP"), a Colorado limited partnership, with the Company acting as the managing general partner. The initial partnership equity contributions were to consist of $4,000,000 in cash to be provided by the GECC limited partner upon completion of construction, and $2,000,000 in cash, capitalized costs and equipment provided by the general partner and funded upon closing of the construction loan. The construction loan was closed effective on May 31, 1990.

The general partner of SCCLP is IC Partners Limited ("IC-PL"), a Colorado limited partnership, the initial ownership of which consisted of the Company as the general partner and Public Service Company of Colorado ("PSCO"), as the limited partner. The initial equity contributions to IC-PL consisted of capitalized costs and equipment valued at $500,000 provided by the Company and $1,500,000 provided by PSCO. On December 1, 1994, PSCO sold it's 46% interest in IC-PL, 31.7% to Gas Technologies Group, Inc., ("GTGI") a wholly owned subsidiary of the Company, and 14.3% to William N. Hagler, president, director, and stockholder of the Company.

The Company's investment in IC-PL through ICI was recorded at the book value of the equipment and capitalized costs contributed to the partnership totalling $250,000, but was valued at $500,000 for purposes of establishing ownership and profit sharing percentages in IC-PL and SCCLP. No gain was recognized by the Company on the transaction. The Company's investment in IC-PL through GTGI was recorded at cost of $200,000.

Construction of the facility was originally scheduled to be completed during December 1991. However, in late November 1991, amid concerns regarding the financial stability of a major subcontractor, the general contractor terminated it's contract with the subcontractor and advised SCCLP that it was unable to complete the project under the terms of the existing construction contract with SCCLP. SCCLP advised the general contractor that it expected full performance under the construction contract without amendment. On December 11, 1991, the general contractor discontinued all construction activity on the project. Upon notice to the general contractor and its bonding company, SCCLP took over construction activities on the project. Funding for the project continued under the terms of the construction loan agreement, as amended, to cover additional costs associated with the general contractor's abandonment of the project.

SCCLP initiated a legal claim against the general contractor claiming damages for the costs to complete construction of the facility plus delay penalties and interest in accordance with the construction contract. In March 1995, SCCLP was awarded a judgement in the net amount of $9,415,559. In December 1995, SCCLP settled the claim for a cash payment of $7,500,000.

During 1993, numerous design deficiencies were corrected and the plant was operated, on a start-up basis, until October 31, 1993, wherein all costs, net of start-up revenues, were capitalized as part of the construction cost of the plant. Effective November 1, 1993, the plant was declared operational.

As the cost to complete the facility materially exceeded the budgeted construction funding and it was uncertain as to the amount and timing of the receipt of damages from the legal claim against the contractor, SCCLP and GECC agreed that it was necessary to restructure the existing financing arrangements for the project. Effective on November 1, 1993, substantially all of the facility assets were sold to Fleet Bank, formerly Shawmut Bank Connecticut, for $34,600,000 who then leased the facility back to SCCLP under a 15 year operating lease. The sale transaction resulted in a loss to SCCLP of approximately $7,578,000. The proceeds from the sale were applied entirely to outstanding construction debt owed to GECC.

Immediately prior to the sale to Fleet, GECC transferred its limited partnership interest in SCCLP to San Juan Holdings, ("SJH"), a Colorado limited liability corporation owned by William Hagler and Rick Hurt, who are officers and directors of the Company. (See Note H).

Simultaneous with the sale to Fleet, GECC loaned $7,800,000, non-recourse term debt to SCCLP, the proceeds of which were applied first to the remaining construction loan and credit line then outstanding and then deposited the remainder in a restricted account to be used by SCCLP for future capacity and safety modifications and such other purposes as may be approved by GECC. In addition, GECC provided a $1,000,000 credit line to SCCLP for the purpose of funding working capital as needed to operate the facility. Both of the credit facilities are secured by cash, accounts receivable, inventories, and other property and equipment held by SCCLP. During 1995 the term loan to GECC was paid in its entirety out of cash flow from operations and proceeds from the legal settlement.

The Company is allocated income and losses from SCCLP through its investment in IC-LP based on allocation percentages contained in the partnership agreements. In accordance with the currently operative sections of the SCCLP and IC-LP partnership agreements, IC's effective allocation percentage for distributions and income/loss allocations from SCCLP is approximately 38% and approximately 60% for allocation of income associated with SCCLP's receipt of proceeds resulting from the contractor litigation. GTGI's effective allocation percentage for distributions and income/loss allocations from SCCLP is approximately 22% and approximately 7% for allocation of income associated with SCCLP's receipt of proceeds resulting from the contractor litigation.

The Company's share of income/loss allocations for the calendar year ended
December 31, 1993 and 1994, for the two month period ended, February 28, 1995 and the fiscal year ended February 29, 1996 are as follows:

                                              INCOME (LOSS) FROM OPERATIONS
                                          ------------------------------------
                                                                                   IC & GTGI
      Partnership                         SCCLP          IC-LP       IC & GTGI     Effective
      Year Ended                         Income          Income        Income       Alloca-
                                         (Loss)          (Loss)        (Loss)        tion %

  December 31, 1993 (Unaudited)       $  (762,946)   $  (461,700)   $   (264,643)    34.7%
  December 31, 1994                     4,873,925      3,411,748       2,208,397     45.6%
  2 months ended
    February 28, 1995 (Unaudited)       2,863,726      2,004,609       1,717,951     60.0%
  February 29, 1996                    (2,699,032)    (1,889,322)     (1,619,420)    60.0%

                             INCOME (LOSS) FROM SALE OF ASSETS AND LEGAL SETTLEMENT
                             --------------------------------------------------------
                                                                                   IC & GTGI
      Partnership                         SCCLP          IC-LP       IC & GTGI     Effective
      Year Ended                         Income          Income        Income       Alloca-
                                         (Loss)          (Loss)        (Loss)        tion %

  December 31, 1993 (Unaudited)       $(7,535,444)   $(5,298,045)   $(4,508,461)     59.6%
  December 31, 1994                          -              -              -           -
  2 months ended
    February 28, 1995 (Unaudited)            -              -              -           -
  February 29, 1996                     6,346,570      4,442,599      4,235,574      66.7%

Changes in the Company's investment in IC-LP, accounted for using the equity method, for the three most recent fiscal years is as follows:
                      Investment      Income             Cash        Investment
        Fiscal        Beginning      (Loss)          Investment       End of
      Year Ended       of Year     Allocations     (Distributions)     Year
                                                                         (2)

IC General Partner:
February 28, 1994      $  248,866  $  (248,866)(1)  $      -       $      -
February 28, 1995            -            -                -              -
February 29, 1996            -       1,156,590 (1)      (22,244)     1,134,346

GTGI - Limited Partner:
February 28, 1994      $     -      $      -         $      -       $     -
February 28, 1995            -          988,548          200,000     1,188,548
February 19, 1996       1,188,548      (126,854)        (395,310)      666,384

(1) Total losses allocated to the IC through the year ended February 28, 1994 totaled $4,774,218. The allocated losses recognized in 1994 represent only allocated losses to the extent of its basis in the investment. Income allocated to IC for the year ended February 28, 1995 totaled $2,924,733. The remaining unrecognized loss of $1,599,385 as of February 28, 1995 was carried forward and utilized to offset allocations of income from the legal settlement of $3,776,209 in 1996. The net amount of income allocations recognized for 1996 includes an allocated operating loss of $1,020,234.

(2) Cash distributions to partners are restricted until such time as the note payable to GECC is fully paid and cash reserves for future plant rental
payments have been established at contractually established levels.   However,
cash distributions are made to partners to the extent that income allocations result in taxable income to individual partners. During 1996, the Company received cash distributions for estimated income tax liabilities for income allocations through February 28, 1995.

Although the Company owns a greater than 50% ownership in IC-PL through its wholly owned subsidiaries, management has determined that control does not rest with the Company and therefore IC-PL has not been consolidated with the Company's financial statements.

Financial statements for IC-LP consist only of its investment in SCCLP and specific disclosure herein is not considered necessary.

Condensed balance sheet information for SCCLP as of February 29, 1996, February
29, 1995 and December 31, 1994 is as follows:
                                               February        February
                                                 1996            1995            1994
                                               (Audited)      (Unaudited)      (Audited)
                                                $/1000          $/1000          $/1000
  Current assets                              $   5,100       $   8,303       $   6,511
  Property, plant and equipment (net)               433           2,173           1,764
  Other assets (net)                                250             479             490
    Total Assets                              $   5,783       $  10,955       $   8,765

  Current liabilities                         $   1,614       $   1,220       $   1,881
  Long-term debt (net of current portion)          -              5,123           5,135
  Other liabilities                                -              3,429           3,429
  Partners' capital (deficit)                     4,169           1,183          (1,680)
    Total liabilities and partners' capital   $   5,783       $  10,955       $   8,765

Condensed results of operations for SCCLP for the years ended February 29, 1996, the 2 months ended February 28, 1995, December 31, 1994 and 1993 is as follows:

                                                               2 Months
                                             February 29,        Ended
                                                 1996           2/28/95          1994           1993
                                                  (1)             (1)          (Audited)     (Unaudited)
                                                $/1000          $/1000          $/1000          $/1000

  Revenues                                    $   7,767       $  4,618        $ 16,319        $   1,619
  Costs and expenses                            (10,192)        (1,674)        (11,153)          (2,170)
  Interest expense (net)                            (72)           (42)           (580)             (88)
  Depreciation and amortization                    (202)           (39)           (191)             (81)
  Income (loss) from operations                  (2,699)         2,863           4,395             (720)
  Extrodinary item                                6,347            -               479              -
  Loss on sale of assets                            -              -               -              (7,578)
    Net income (loss)                         $   3,648       $  2,863        $  4,874         $  (8,298)

(1)  Effective as of January 1, 1995, SCCLP changed its year end to February
28. while the 2 month stub period ended February 28, 1995 and the 12 month period ended February 29, 1996 have not separately been subjected to an independent audit, the combined 14 month period ended February 29, 1996 has been audited.

NOTE O - INVESTMENT IN CHATFIELD DEAN

Proposed Merger:
  On January 15, 1996 the Company executed a Letter of Intent with Chatfield Dean & Co., ("Chad") setting out the terms of a proposed acquisition, by the Company, of all of the outstanding Common and Preferred stock of Chad. Chad is a full service investment banking firm based in Englewood Colorado. Under the terms contemplated by this agreement, majority control of the Company will vest with the current stockholders of Chad if the proposed merger is completed.

Initially, it is anticipated that the Company will issue 1,500,000 new shares of it's common stock and up to 1,160,000 shares of a Class C Junior Convertible Preferred stock in exchange for all outstanding stock of Chad. The Class C shares will be convertible on a one-to-one basis into Unico Common shares and will be issued to participants of Chad's Employee Stock Bonus Plan. In addition, the Company will reserve up to 2,000,000 shares of Series A Convertible Preferred stock to be held for exchange of Chad Series A Preferred shares under a private placement currently in process. The exchange ratio for the Series A Preferred will be 2.666 shares of Unico, to 1 share of Chad Series A Preferred. The Company will also reserve up to $2,000,000 worth of Series B Preferred shares and up to 200,000 warrants with a strike price of $3.00 for exchange of Chad Series B Preferred and Warrants.

On January 13, 1996, the Company acquired 50,000 shares of Chatfield Dean & Co., Inc., (Chatfield Dean) Series B 7% commutative preferred stock directly from Chatfield Dean for $500,000. The shares have not been registered with the SEC and are therefore restricted. The shares are redeemable by Chatfield Dean upon the occurrence of certain events for and amount equal to $10 per share, plus unpaid accumulated dividends plus a premium ranging from $1 to $5 per share depending upon the length of time the shares are outstanding. In addition to the shares acquired, the Company received 50,000 warrants to purchase 50,000 shares of Chatfield Dean common stock with an exercise price of $0.01 per share. The warrants are exercisable at any time for ten years after January 1, 1997.

Subsequent to year end, on March 8, 1996, the Company purchased 10,000 shares of Chatfield Dean Series A 7% cumulative, convertible preferred stock directly from Chatfield Dean for $100,000. The shares have not been registered with the SEC and are therefore restricted. The shares are convertible into Chatfield Dean common stock at any time at the option of the Company at the ratio of 1 share for 3.33 shares of common stock subject to certain events. The shares may be redeemed by Chatfield Dean for the original issue price of $1 per share plus $1 per share for each year after issuance up to a maximum of $15 per share.

Corporate Information




QUARTERLY STOCK PRICES

  The Company's $0.20 par value common
stock is traded over the counter and
is quoted on NASDAQ as "UNRC".  On
April 30, 1996, there were
approximately 519 holders of the
Company's common stock, including 269
holders of record and an estimated 250
holders whose shares are held in
"street-name".  No dividends have been
declared on the Company's common stock
and there are no plans to pay any
dividends in the foreseeable future.
The quarterly range of the high and
the low bid information for the
Company's common stock for the most
recent two fiscal years, (prices
quoted by NASDAQ for periods reported
prior to August 1994 have been
restated to reflect the 1:20 reverse
stock split), is as follows:


                             Bid Prices
Quarter Ended            High              Low

February 28, 1994        1 7/8             1 1/4
May 31, 1994             2 1/2             1 7/8
August 31, 1994          2 1/2             1 1/2
November 30, 1994        2                 1 3/4
February 28, 1995        2 1/8             2
May 31, 1995             2 5/8             2
August 31, 1995          2 5/8             2 1/4
November 30, 1995        2 3/4             2 1/4
February 29, 1996        3                 2

FORM 10-K

  A copy of the Company's Annual Report
on Form 10-K, as filed with the
Securities and Exchange Commission, is
available upon request.  Please direct
your request to Rick L. Hurt,
Secretary, at the Corporate office.

OFFICERS AND DIRECTORS

William N. Hagler
Chairman of the Board, President and
Chief Executive Officer


Rick L. Hurt
Secretary, Treasurer and Director


Thois Chatterley
Vice President, Intermountain Refining
Co., Inc.


Franklin B. Carlson
Executive Vice President,
Intermountain Chemical, Inc.


COUNSEL

Thad H. Turk
P.O. Box 27560
Albuquerque, New Mexico 87125


AUDITORS

Atkinson & Co., Ltd.
P.O. Box 25246
Albuquerque, New Mexico 87125

TRANSFER AGENT

Corporate Stock Transfer, Inc.
Republic Plaza
370 17th Street, Suite 2350
Denver, Colorado 80202-4614

CORPORATE OFFICES

1921 Bloomfield Blvd.
P.O. Box 35
Farmington, New Mexico 87499

                                  EXHIBIT 22

                             LIST OF SUBSIDIARIES
                                      OF
                                  UNICO, INC.



     NAME OF SUBSIDIARY                       STATE OF INCORPORATION

     1. Intermountain Refining Co., Inc.             New Mexico

     2. Intermountain Chemical, Inc.                   Colorado

     3.  Gas Technologies Group, Inc.                  Colorado

     The Registrant has three subsidiaries. Each does business only under their individual corporate name.

                                 EXHIBIT 24

                        REPORT OF INDEPENDENT AUDITORS

                             ATKINSON & CO., Ltd.
                         Certified Public Accountants

                  Report of Independent Auditors on Schedules





Stockholders and Board of Directors
Unico, Inc.


In connection with our audit of the consolidated financial statements of Unico, Inc. and subsidiaries referred to in our report dated May 3, 1996, which is included in the annual report to security holders and incorporated by reference in Part II of this form, we have also audited Schedule II for each of the three years in the period then ended. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



                                                           Atkinson & Co., Ltd.


Albuquerque, New Mexico
May 3, 1996

                                    EXHIBIT

                                Item 14 (d) (1)

           SEPARATE FINANCIAL STATEMENTS OF UNCONSOLIDATED ENTITIES

                      FINANCIAL STATEMENTS AND REPORT OF
                             INDEPENDENT CERTIFIED
                              PUBLIC ACCOUNTANTS


                    SAND CREEK CHEMICAL LIMITED PARTNERSHIP


                             February 29, 1996 and
                               December 31, 1994

                                   CONTENTS

                                                                        Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                        1

FINANCIAL STATEMENTS

   BALANCE SHEETS as of February 29, 1996
     and December 31, 1994                                                2

   STATEMENTS OF EARNINGS for the fourteen
     month period ended February 29, 1996
     and year ended December 31, 1994                                     4

   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
     for the fourteen month period ended
     February 29, 1996 and year ended
     December 31, 1994                                                    4

   STATEMENTS OF CASH FLOWS for the fourteen
     month period ended February 29, 1996 and
     year ended December 31, 1994                                         5

   NOTES TO FINANCIAL STATEMENTS                                         6-11

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
Sand Creek Chemical Limited Partnership

We have audited the accompanying balance sheet of Sand Creek Chemical Limited Partnership (a Colorado limited partnership) as of February 29, 1996 and December 31, 1994, and the related statements of earnings, partners' capital (deficit), and cash flows for the fourteen months ended February 29, 1996 and the year ended December 31, 1994. These financial statements are the responsibility of Sand Creek Chemical Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sand Creek Chemical Limited Partnership as of February 29, 1996 and December 31, 1994, and the results of its operations and its cash flows for the fourteen months ended February 29, 1996 and the year ended December 31, 1994 in conformity with generally accepted accounting principles.



                                                          Atkinson & Co.,Ltd.


Albuquerque, New Mexico
May 3, 1996

SAND CREEK CHEMICAL LIMITED PARTNERSHIP
Balance Sheets




                                                                February 29,       December 31,
                                                                    1996              1994
ASSETS

CURRENT ASSETS
  Cash and cash equivalents - Notes A, D and H                    $ 4,087,719      $ 3,517,302
  Certificate of deposit - Notes D and F                                 -             250,000
  Accounts receivable - Notes B and D                                 608,598        1,962,234
  Inventories - Notes A and D                                         294,253          618,234
  Prepaid expenses                                                    109,200          163,399
TOTAL CURRENT ASSETS                                                5,099,770        6,511,169

PROPERTY AND EQUIPMENT, at cost - Notes A and D
  Land                                                                276,000          276,000
  Equipment                                                           131,664          131,664
  Vehicles                                                             15,011           15,011
  Furniture and fixtures                                              116,955          112,275
  Leasehold improvements                                                 -           1,227,198
  Construction in process                                                -             158,498
                                                                      539,630        1,920,646
  Less accumulated depreciation and amortization                     (106,197)        (156,803)
                                                                      433,433        1,763,843

OTHER ASSETS
  Other assets and deferred charges, net - Notes A and C              250,205          489,667


                                                                  $ 5,783,408        $ 8,764,679

Balance Sheets, Continued





                                                                February 29,       December 31,
                                                                   1996               1994

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                               $   531,830       $   768,390
  Accounts payable to related parties - Note E                        15,912            29,173
  Property and other taxes payable                                   299,898           276,369
  Accrued interest payable                                              -              114,705
  Accrued plant lease payable - Note G                               175,833           351,664
  Deferred sales discounts and other credits - Notes F and I         590,955           290,955
  Revolving credit line - Note D                                        -                 -
  Current portion of long-term debt - Note D                            -               50,000
TOTAL CURRENT LIABILITIES                                          1,614,428         1,881,256

LONG-TERM DEBT, net of current portion - Note D                         -            5,135,000


COMMITMENTS AND CONTINGENCIES - Note F
  Accrued litigation expenses                                           -            1,450,816
  Retainage from construction contract                                  -            1,978,069
     TOTAL COMMITMENTS AND CONTINGENCIES                                -            3,428,885

PARTNERS' CAPITAL (DEFICIT) - Note K                               4,168,980        (1,680,462)


                                                                 $ 5,783,408       $ 8,764,679

The accompanying notes are an integral part of these financial statements.

SAND CREEK CHEMICAL LIMITED PARTNERSHIP
Statements of Earnings


                                                             For the fourteen      For the
                                                                months ended      year ended
                                                                February 29,     December 31,
                                                                    1996             1994
REVENUES
  Methanol sales                                                $ 11,971,232     $ 15,856,626
  Fuel gas sales                                                     394,489          286,571
  Other - Note L                                                      19,635          175,539
                                                                  12,385,356       16,318,736
COSTS AND EXPENSES
  Cost of sales                                                   10,553,400        9,470,052
  General and administrative                                         966,366          171,664
  Depreciation and amortization                                      241,337          190,641
  Litigation expenses - Note F                                        46,012        1,511,207
  Loss on sale of equipment                                               35             -
  Settlement of Conoco litigation - Note F                           300,000             -
  Interest, net                                                      113,512          580,038
                                                                  12,220,662       11,923,602

EARNINGS BEFORE EXTRAORDINARY ITEMS                                  164,694        4,395,134

EXTRAORDINARY ITEMS
  Refund of property taxes - Note J                                     -             478,791
  Settlement of CDK litigation - Note F                            6,346,570             -

NET EARNINGS                                                     $ 6,511,264     $  4,873,925

Statements of Partners' Capital (Deficit)

                                                            General        Limited
                                                            Partner        Partner          Total

CAPITAL (DEFICIT), December 31, 1993                     $(4,011,054)    $(2,543,333)    $(6,554,387)

  Allocation of earnings - year ended December 31, 1994    3,411,748       1,462,177       4,873,925

CAPITAL (DEFICIT), December 31, 1994                        (599,306)     (1,081,156)     (1,680,462)

  Cash distributions to partners - Note F                   (641,100)        (20,722)       (661,822)
  Allocation of earnings - fourteen months ended
    February 29, 1996                                      4,557,884       1,953,380       6,511,264

CAPITAL, February 29, 1996                               $ 3,317,478     $   851,502     $ 4,168,980

The accompanying notes are an integral part of these financial statements.

SAND CREEK CHEMICAL LIMITED PARTNERSHIP
Statement of Cash Flows

                                                             For the fourteen     For the
                                                                months ended     year ended
                                                                February 29,    December 31,
                                                                  1996               1994

CASH FLOWS FROM OPERATING ACTIVITIES

  Net earnings                                                  $ 6,511,264     $  4,873,925
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation and amortization                                   241,337          190,641
    Gain on settlement of CDK litigation                         (6,346,570)            -
    Loss on sale of equipment                                            35             -
    Settlement of Conoco litigation                                 300,000             -
    Write-off of other capitalized costs                            178,142             -
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                    1,353,636       (1,030,059)
    (Increase) decrease in inventories                              323,981         (497,004)
    Increase in prepaid expenses                                     54,199           (9,817)
    (Decrease) in accounts payable                                 (236,560)        (167,897)
    (Decrease) in accounts payable to related parties               (13,261)          (8,148)
    Increase (decrease) in accrued plant lease payable             (175,831)         351,664
    Increase (decrease) in accrued interest payable                (114,705)          18,223
    Increase (decrease) in property and other taxes payable          23,529         (195,756)
    Increase (decrease) in litigation expenses payable           (1,450,816)       1,450,816
    Increase in deferred charges                                       -            (250,327)
  NET CASH PROVIDED BY OPERATING ACTIVITIES                         648,380        4,726,261

CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from CDK litigation                                    7,500,000             -
  Maturity of certificate of deposit                                250,000             -
  Purchases of plant equipment and leasehold improvements        (1,981,141)        (983,613)
  NET CASH USED BY INVESTING ACTIVITIES                           5,768,859         (983,613)

CASH FLOWS FROM FINANCING ACTIVITIES

  Payments on long-term debt                                     (5,185,000)      (2,615,000)
  Cash distributions to partners                                   (661,822)            -
  Advances on credit line                                         8,621,120        9,590,163
  Payments on credit line                                        (8,621,120)      (9,716,680)
  NET CASH USED BY FINANCING ACTIVITIES                          (5,846,822)      (2,741,517)

  INCREASE IN CASH AND CASH EQUIVALENTS                             570,417        1,001,131

  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                3,517,302        2,516,171

  CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 4,087,719     $  3,517,302

The Partnership paid interest in cash of approximately $515,334 during the fourteen months ended February 29, 1996 and $641,077 during the year ended December 31, 1994.


The accompanying notes are an integral part of these financial statements.

SAND CREEK CHEMICAL LIMITED PARTNERSHIP
Notes to Financial Statements
February 29, 1996


NOTE A - SUMMARY OF SIGNIFICANT  ACCOUNTING POLICIES

Business Activity: Sand Creek Chemical Limited Partnership, ("the Partnership"), is a Colorado Limited Partnership which was formed in 1990 for the purpose of constructing and operating a 250 ton per day methanol production facility located in Commerce City, Colorado. The methanol production facility is owned by Fleet Bank, ("Fleet") formerly Shawmut Bank NA, as owner trustee, and General Electric Capital Corporation, ("GECC"), as owner participant. The facility is leased by the Partnership from Fleet/GECC under a 15 year operating lease. The ownership of the Partnership is held by IC Partners Limited ("ICLP"), the general partner, and San Juan Holdings LLC ("SJH"), the sole limited partner. The Partnership is managed by Intermountain Chemical, Inc. ("IC"), who is the general partner of ICLP.

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash in depository institutions, and interest bearing over-night cash investments. The balances maintained are in excess of the maximum insurance provided by the Federal Deposit Insurance Corporation of $100,000.

Inventories: Refined methanol product inventories of the Partnership are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment: Property and equipment are stated at cost. Depreciation of property and equipment is provided on the straight-line method over the following useful lives:

             Automobile                                       5
             Office furniture and equipment                5-10
             Machinery and equipment                         10
             Methanol facility leasehold improvements       9.5

Maintenance, repairs and renewals which neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Construction in process represents capitalized costs incurred in conjunction with improvements to leased process equipment that have not been placed in service as of the date of the 1994 financial statements. Gains or losses on disposition of property are included in results of operations.

Deferred Charges: Deferred charges, consisting of organization costs, capitalized loan fees, and lease closing costs, are carried at cost. Amortization of deferred charges is computed on the straight-line method over the estimated useful lives ranging from 5 to 15 years.

Income Taxes: Results of operations of the Partnership are allocated directly to the individual partners for inclusion in their individual income tax returns. Accordingly, the Partnership does not reflect a provision for income taxes in its financial statements.

Environmental Matters: On-going environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred.

Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Fair Value of Financial Instruments: The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these amounts.

NOTE B - ACCOUNTS RECEIVABLE

Accounts receivable consist of amounts due from customers for sales of methanol, methanol by-products, and hydrogen. Such credit sales are generally made on terms ranging from net 10 days to net 30 days in accordance with normal industry practice. The Partnership performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Management does not believe that an allowance for bad debts on accounts receivable is necessary. If amounts become uncollectible, they will be charged to operations when that determination is made.

Credit sales of methanol are made under long-term sales agreements to two major energy industry companies. Such sales represent a concentration of credit risk as such customers are subject to the same regional and industry wide economic conditions as the Partnership.

NOTE C - OTHER ASSETS AND DEFERRED CHARGES

Other assets and deferred charges consist of the following:
                                                   February 29,   December 31,
                                                       1996          1994
             Organization costs                      $  11,387     $   11,387
             Capitalized loan fees                         -          300,000
             Lease closing costs                       296,060        296,060
             Less accumulated amortization             (57,242)      (117,780)
                                                     $ 250,205      $ 489,667

Amortization expense for the fourteen month period ended February 29, 1996 was $68,033 and $66,064 for the year ended December 31, 1994.

In December 1995, capitalized loan fees associated with the note payable to GECC with a net book value of $171,429, were charged off to results of operations in conjunction with the early payoff of the loan.

NOTE D - LONG-TERM DEBT AND REVOLVING CREDIT LINE

Long-Term Debt: Long-term debt consists of the following:
                                                                            February 29,   December 31,
                                                                                1996        1994
Commercial Paper rate plus 4.15%, Variable rate, (10.15% at 12/31/94), note payable to GECC, payable in quarterly installments of variable amounts, plus interest, through 2008, secured by cash, accounts receivable, inventories, and property and equipment.  Variable quarterly installments were based on scheduled payments plus contingent payments based on cash flow from operations and had a priority over distributions to partners. The note was retired in December 1995 from proceeds from the
  CDK litigation settlement.                                                $      -        $ 5,185,000

Less current portion                                                               -            (50,000)
                                                                            $      -        $ 5,135,000

Revolving Credit Line: In November 1993, GECC extended the Partnership a $1,000,000 Commercial Paper rate plus 4.15%, revolving credit facility for the purpose of funding working capital. The revolving credit line is secured by cash, accounts receivable, inventories, and property and equipment. The facility is established such that all operating cash requirements of the Partnership are processed as advances under the revolving credit line and cash available for operations is applied on a daily basis against outstanding balances of the revolving credit line. At February 29, 1996, the Partnership had no outstanding borrowings on the line. However, $500,000 is currently reserved from the credit line in support of the standby letter of credit issued to a natural gas supplier, (See Note F).

NOTE E - RELATED PARTY TRANSACTIONS

Intermountain Chemical, Inc., the managing general partner for the Partnership, and Unico, Inc., the parent company of IC, provide all employment, at cost, for the operation and administration of the methanol facility. IC has sold liquid carbon dioxide, at cost, to the Partnership, and has provided related carbon dioxide storage tanks, which were leased to IC from a third party. In addition, IC receives a management fee in accordance with the Partnership Agreement. Certain restrictions on the management fee paid to IC are provided under the term loan agreement with the Partnership's lender, GECC. The Partnership further reimburses IC and Unico for travel expenses incurred in conjunction with performing services for the Partnership. During the fourteen months ended February 29, 1996 and the year ended December 31, 1994, amounts paid to IC and Unico in connection with the foregoing activities were as follows:

                                                            1996        1994
 Operating, maintenance, construction and administrative
  wages, including taxes and benefits                    $1,618,230  $1,352,436
 Carbon dioxide purchases                                    46,009     213,879
 Carbon dioxide tank rental                                  24,578      36,868
 Management fees                                            154,167     100,000
 Travel expenses                                             16,047      12,134
                                                         $1,859,031  $1,715,317

At February 29, 1996 and at December 31, 1994, the Partnership had payables of $15,912 and $29,173 respectively, associated with the above services still owing to Unico and IC.

San Juan Holdings, LLC, the sole limited partner of the Partnership, is owned and controlled by officers and directors of Unico and IC. During the fourteen months ended February 29, 1996, and the year ended December 31, 1994, there were no transactions between the Partnership and SJH.

NOTE F - COMMITMENTS AND CONTINGENCIES

Construction Contract Retainage: The Partnership contracted the services of CDK Contracting, Inc. as the general contractor for the construction of the methanol production facility. Under the agreement, retainage in the amount of $1,978,069 was withheld from payments on progress billings submitted by CDK pending satisfactory completion of the project. In December 1991, CDK discontinued construction activities on the project and the Partnership filed suit against CDK for breech of contract, seeking damages for costs incurred by the Partnership in completing construction of the facility, penalties for late completion as provided under the contract, and interest as awarded by the court, ("The Litigation"). On March 15, 1995, the Partnership was awarded a judgement of $9,415,559, net of the $1,978,069 retainage, and including pre-judgement interest of $1,715,398. In December 1995 the Partnership settled the matter with CDK for a cash payment of $7,500,000 and the retainage was included in results of operations as part of the gain recognized in conjunction with the settlement.

Accrued Litigation Expenses: GECC, the Partnership's lender, has utilized the services of it's own outside counsel in connection with the aforementioned CDK litigation. In accordance with it's agreements with GECC, reimbursement for such services by the Partnership were to be made at such time as proceeds were received in conjunction with the CDK legal settlement. As of December 31, 1994, unpaid obligations to GECC in conjunction with the legal fee amounted to $1,450,816. During 1996, the partnership was invoiced $46,000 in additional fees incurred by GECC and paid $1,496,828 to GECC out the legal proceeds and operating cash flow.

Tax Payments to Partners: Under the Partnership Agreement, the Partnership is obligated to remit, in the form of cash distributions to partners, amounts representing income tax liabilities incurred by the individual partners attributable to allocations of income of the Partnership. During the fourteen months ended February 29, 1996 the Partnership distributed a total of $661,822 to partners representing the estimated tax liabilities of individual partners attributed to allocations of earnings reported and filed on partnership tax returns for the year ended December 31, 1994, and for the two month period ended February 29, 1995. There were no tax distributions to partners made during the year ended December 31, 1995 or previous years. In March 1996, subsequent to current year end, the Partnership distributed a total of $845,051 to partners representing estimated tax liabilities associated with income allocations for the year ended February 29, 1996. As of the date of this report the Partnership tax returns for the year ended February 29, 1996 have not been prepared.

Other Litigation: In September 1994, Conoco, Inc., a customer of the Partnership, commenced a legal action against the Partnership seeking specific performance under the methanol sales agreement made between Conoco and the Partnership. Conoco has claimed that it is entitled to receive an additional 300 to 400 barrels per day of methanol under the agreement. The Partnership and Conoco have been in the process of negotiating a settlement of this matter which, in effect, will serve as a complete renegotiation of the methanol and hydrogen purge gas sales contract between the two parties. In February 1996, the Partnership recognized a deferred credit representing a commitment to Conoco under the terms of a preliminary agreement of understanding, whereas the Partnership will rateably deliver, over six months, $300,000 worth of methanol, valued at the Conoco transfer price in effect at the time of delivery. In April 1996, subsequent to year end, the legal action was dismissed in contemplation that a definitive settlement agreement would be executed pending finalization of certain terms associated with hydrogen purge gas supply requirements. The matter can be refiled by Conoco in the unlikely event that the definitive settlement agreement is not finalized in a reasonable amount of time.

Letters of Credit: GECC has issued, on behalf of the Partnership, a $500,000 non revocable standby letter of credit to a natural gas supplier for the purpose of securing natural gas purchases utilized for the production of methanol. The letter of credit is secured by a $500,000 reservation against the revolving credit facility, (See Note D). The letter of credit expires on November 1, 1996.

NOTE G -  LEASES

Methanol Facility Lease: The Partnership was originally established to own and operate the methanol production facility in Commerce City, Colorado. However, as a direct result of the failure of the general contractor to complete construction of the project under the terms of the construction contract, cost overruns incurred by the Partnership in completing construction exceeded the partnership's ability to obtain and carry the increased amount of debt that would have been required to retain ownership of the facility. Accordingly, on November 1, 1993, the Partnership entered into a sale/leaseback agreement with Fleet and GECC wherein the Partnership sold substantially all of its assets associated with the production facility to Fleet, who then leased the facility back to the Partnership under a 15 year operating lease. The proceeds from the sale, amounting to $34,600,000, were applied to the then outstanding Construction Loan to GECC. For a nominal consideration, Fleet leases the land on which the plant is located, from the Partnership for a term that coincides with that of the plant lease. In addition, GECC, loaned the Partnership $7,800,000, which first was applied to the remaining balance on the Construction Loan and to the then outstanding balance on a Revolving Credit Line, with the remaining proceeds deposited into a cash account maintained by the Partnership for the purpose of funding certain improvements and safety modifications to the facility and such other costs as may be authorized from time to time by GECC.

The future minimum lease payments due under the methanol facility lease, as of February 29, 1996 are as follows:

             1997                                    $2,110,000
             1998                                     2,691,250
             1999                                     4,435,000
             2000                                     4,435,000
             2001                                     4,435,000
             Thereafter                              34,371,250
               TOTAL                                $52,477,500

Accrued plant rental expense payable was $175,833 as of February 29, 1996. Plant rental expense included in results of operations was $2,461,669 for the fourteen months ended February 29, 1996 and $1,871,664, for the year ended December 31, 1994.

In addition to scheduled minimum lease payments, the methanol facility lease provides for contingent rentals to be paid to Fleet, based on 45% of quarterly cash flows from operations, adjusted for reservations of cash for specific purposes as provided in the various lease and loan documents. As long as there is an outstanding balance on the term loan from GECC, contingent rentals are not applicable. No contingent rentals were either due or payable during the fourteen months ended February 29, 1996 or year ended December 31, 1994.

Carbon Dioxide Tank Rent: The Partnership reimburses IC for the cost of leased carbon dioxide storage tanks that are used in conjunction with the production of methanol. IC entered into a three year operating lease with a supplier of liquid carbon dioxide and IC passes the monthly lease payment cost through to the Partnership at it's cost. During 1995, it was determined that the purchase of CO2 was not economic or feasible in the long term and supply of CO2 by IC was discontinued. The tank lease agreement was terminated and, as of February 29, 1996, is no longer in effect.

Carbon dioxide tank rental expense included in results of operations was $21,506 for the fourteen months ended February 29, 1996 and $36,868 for the year ended December 31, 1994.

Rail Car Lease: The Partnership is obligated under a 5 year operating lease to a third party railcar leasing company, for 10 railcars used solely for the transportation of methanol. Currently, the railcars are being subleased to a customer under a verbal agreement where as the customer reimburses the Partnership for its cost associated with obligations under the lease.

Minimum future lease payments due under the lease as of February 29, 1996 are as follows:

             1997                                       $66,000
             1998                                        49,500

Railcar lease expense included in results of operations was $77,000 for the fourteen months ended February 29, 1996 and $66,000 for the year ended December 31, 1994.

NOTE H - RESTRICTIONS  ON CASH

The Partnership, in conjunction with it's various agreements with Fleet and GECC, maintains certain cash accounts that are specifically restricted as to access and usage by the Partnership. The accounts, maintained at Fleet, include the "Concentration Account," which is used to accumulate cash receipts from operations, the "Warranty Work Account," which is used to reserve cash for future improvements and safety modifications to the plant facility and such other uses as may be approved from time to time by GECC, and the "Litigation Proceeds Account" which contains the currently remaining balance of proceeds from the CDK settlement. Disbursements from these accounts require prior authorization from GECC in accordance with applicable agreements.

Cash balances in the aforementioned accounts, as of February 29, 1996, were as follows:

           Concentration Account                    $ 1,062,266
           Warranty Work Account                    $   503,809
           Litigation Proceeds Account              $ 2,464,146

Additional accounts may be established from time to time in order to satisfy requirements as set forth in the various agreements among the Partnership, GECC, and Fleet.


NOTE I - DEFERRED  SALES DISCOUNTS AND OTHER DEFERRED CREDITS

Deferred sales discounts and other deferred credits consist of the following:

                                           February 29,       December 31,
                                              1996               1996
  Deferred sales discounts (1)             $ 290,955          $ 290,955
  Conoco Methanol credit (2)                 300,000               -
                                           $ 590,955          $ 290,955

(1) Deferred sales discounts relate to discounts earned, but not allowed, under a prior pricing agreement with a customer. Negotiation is pending with the customer as to the ultimate disposition of the discounts.

(2) Conoco Methanol credits related to the proposed settlement agreement between Conoco and Partnership (See Note - F) whereas the Partnership will deliver $300,000 worth of methanol to Conoco ratably over a period of six months from the execution of the agreement. It is anticipated that this credit will be fully recognized during the year ended February 28, 1997.

NOTE J - EXTRAORDINARY   ITEMS

During 1994, the Partnership applied for and received a refund of property taxes which were previously assessed and paid by the Partnership. The refunds were based on revisions to personal property declarations previously filed with
the County Assessors office.   The $6,346,570 gain on the settlement of the CDK
litigation is discussed in detail in Note F to these financial statements.

NOTE K - PARTNERS'  CAPITAL (DEFICIT)

For the fourteen months ended February 29, 1996, and the year ended December 31, 1994, Partnership earnings were allocated 70% to the general partner and 30% to the limited partner, in accordance with the Partnership Agreement.

NOTE L - OTHER INCOME

Included in other income for the year ended December 31, 1994 is $164,664 in net insurance proceeds received due to fire damage incurred at the facility during 1994. As of the date of this report, SCCLP has filed a business interruption claim of approximately $550,000, net of deductibles, relating to an equipment failure during December 1995 which resulted in the facility being out of service for approximately 46 days. The claim filed for the December 1995 equipment failure is currently being investigated by an adjustor for the insurance carrier. While it is the opinion of management that the claim, as filed, is reasonable, the amount is subject to adjustment based on the findings of the insurance carrier and the ultimate settlement reached by the parties.