Form 10-K405/A
period 1996-02-29
UNICO INC /NM/
filed 1996-06-27
CIK 766794

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K/A

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

                                  UNICO, INC
                                  June 27, 1996


                                  By William N. Hagler
                                     William N. Hagler, President


             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




               By:   William N. Hagler                  Date: June 27, 1996
                  William N. Hagler, President,
                  Director and Chief Executive
                  Officer




               By:   Rick L. Hurt                       Date: June 27, 1996
                  Rick L. Hurt, Controller,
                  Secretary, Treasurer,
                  Director, and Chief Financial
                  Officer.