Form 10-Q
period 1996-05-31
UNICO INC /NM/
filed 1996-07-15
CIK 766794

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



                       For the quarter ended May 31, 1996

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



     On June 30, 1996, there were 986,590 shares of registrant's $0.20 par value common stock outstanding.

                                      INDEX
                             TO REPORT ON FORM 10-Q
                                 FOR UNICO, INC.


Item in Form 10-Q  Page

PART I:  FINANCIAL INFORMATION

Item 1.         Financial statements

     Consolidated balance sheets as of May 31, 1996
     and February 29, 1996                                         3

     Consolidated statements of operations for the three
     month period ended May 31, 1996 and 1995                      5

     Consolidated statements of cash flows for the
     three months ended May 31, 1996 and 1995                      6

     Notes to consolidated financial statements                    7

Item 2.         Managements discussion and analysis of financial
     condition and results of operations.                          7


PART II:  OTHER INFORMATION

Item 1.         Legal Proceedings                                  11

Item 6.         Exhibits and Reports on Form 8-K                   11

UNICO, INC.
Consolidated Balance Sheets



                                                                   May 31,    February 29,
                                                                    1996          1996
                                                                 (Unaudited)

ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                   $   275,363   $   232,409
    Certificate of deposit and short term investments               123,781       356,858
    Accounts receivable                                              81,442        88,392
    Accounts receivable from related parties                            -          17,859
    Inventories                                                      22,988        36,316
    Tax refund receivable                                            53,349           -
         TOTAL CURRENT ASSETS                                       556,923       731,834

PROPERTY AND EQUIPMENT
    Land, buildings and improvements                                434,327       434,327
    Equipment                                                       217,349       217,349
    Refinery equipment                                            1,183,333     1,183,333
    Co-generation equipment                                         290,298       263,348
    Oil and gas properties                                          894,400       894,400
    Property, plant and equipment (gross)                         3,019,707     2,992,757
    Accumulated depreciation & depletion                         (1,780,493)   (1,746,015)
                                                                  1,239,214     1,246,742

OTHER ASSETS
    Notes receivable                                                  9,818        10,818
    Other assets (net)                                              186,624       131,624
    Investment in Chatfield Dean                                    600,000       500,000
    Investment in partnership                                     1,417,972     1,800,730
                                                                  2,214,414     2,443,172

                                                                $ 4,010,551   $ 4,421,748


Consolidated Balance Sheets - Continued




                                                                   May 31,    February 29,
                                                                    1996          1996
                                                                 (Unaudited)

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
    Trade accounts payable                                      $    96,398   $   106,327
    Taxes other than income                                           5,406         4,930
    Other accrued expenses                                            4,038         4,063
    Current portion of long-term debt                                81,521        76,539
    Income taxes payable                                                -         367,151
        TOTAL CURRENT LIABILITIES                                   187,363       559,010
LONG-TERM DEBT, net of current portion                               44,696        55,555

CONVERTIBLE SUBORDINATED DEBENTURES PAYABLE
TO RELATED PARTIES                                                  178,000       178,000

DEFERRED TAXES PAYABLE, net of current portion                       97,150       101,050

STOCKHOLDERS' EQUITY
    Preferred stock, $0.01 par value,
      authorized 8,000,000 shares,
      none outstanding                                                  -             -
    Common stock, $0.20 par value,
      authorized 2,500,000 shares,
      issued and outstanding 986,590
      shares                                                        197,318       197,318
    Additional paid in capital                                    2,042,576     2,042,576
    Retained earnings                                             1,263,448     1,288,239
                                                                  3,503,342     3,528,133


                                                                $ 4,010,551   $ 4,421,748


See notes to consolidated financial statements.

UNICO, INC.
Consolidated Statements of Income

                                                               For the three months ended
                                                                   May 31,       May 31,
                                                                     1996          1995
                                                                 (Unaudited)   (Unaudited)
REVENUES
    Refined product sales                                       $   140,774   $   151,324
    Electrical capacity and energy                                   75,912       203,201
    Rent and miscellaneous income                                     3,105           750
    Natural gas sales                                                51,127        33,767
    Loss from investment in partnership                             (63,929)      (99,557)
    Overhead, management fees, and other revenues                   117,400       126,387
                                                                    324,389       415,872

COSTS AND EXPENSES
    Cost of sales                                                   228,467       431,051
    General and administrative                                      103,945        80,780
    Depreciation, depletion
      and amortization                                               34,478        34,734
    Interest, net                                                     3,190         1,273
                                                                    370,080       547,838

INCOME (LOSS) FROM OPERATIONS
  BEFORE INCOME TAXES                                               (45,691)     (131,966)

    Provision for income taxes:
      Current                                                       (17,000)      (45,800)
      Deferred                                                       (3,900)       (2,700)
                                                                    (20,900)      (48,500)

NET INCOME (LOSS)                                                $  (24,791)  $   (83,466)

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                                986,590       986,590

EARNINGS PER COMMON SHARE                                        $  (0.0251)  $   (0.0846)






See notes to consolidated financial statements.

UNICO, INC.
Consolidated Statements of Cash Flows

                                                             For the three months ended
                                                                   May 31,       May 31,
                                                                     1996          1995
                                                                 (Unaudited)   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                               $   (24,791)    $ (83,466)
Adjustments to reconcile net income
  to cash provided by operating activities:
    Depreciation, depletion and amortization                         34,478        34,734
    Deferred income taxes                                            (3,900)       (2,700)
    Loss on investment in partnership                                63,929        99,557
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                     24,809        46,623
      (Increase) decrease in inventories and
        prepaid expenses                                             13,328        (7,673)
      Increase (decrease) in accounts payable
        and accrued expenses                                         (9,478)       16,768
      Increase (decrease) in income taxes accrued                  (420,500)     (295,500)
NET CASH FLOW PROVIDED, (USED) BY OPERATING ACTIVITIES             (322,125)     (191,657)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment                                           (26,950)          -
    Cash distribution received from partnership                     318,829       160,238
    Increase in certificates of deposit                              (1,923)       (4,450)
    Decrease in certificates of deposit                             235,000           -
    Increase in other assets                                        (55,000)          -
    Investment in Chatfield Dean                                   (100,000)          -
    Collections on notes receivable                                   1,000         1,000
NET CASH FLOW PROVIDED (USED) BY INVESTING ACTIVITIES               370,956       156,788

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in long-term debt                                       26,950           -
    Payments on long term debt                                      (32,827)      (21,376)
NET CASH FLOW USED BY FINANCING ACTIVITIES                           (5,877)      (21,376)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                $    42,954    $  (56,245)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    232,409       515,195

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $   275,363    $  458,950

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

             The consolidated balance sheet as of May 31, 1996, the consolidated statement of income for the six month period ended May 31, 1996 and 1995, and the consolidated statement of cash flows for the six month period ended May 31, 1996 and 1995, have been prepared by the Company, without audit. In the opinion of management, all adjustments, (which include only normal recurring adjustments), necessary to present fairly the financial position, results of operations and changes in cash at May 31, 1996, and for all periods presented have been made.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the Company's Form 10-K, filed with the Securities and Exchange Commission. The results of operations for the period ended May 31, 1996, are not necessarily indicative of operating results for the full year.

Investment in Partnership

             During the three month period ended May 31, 1996, unaudited losses by SCCLP were $106,548. The company's share of loss allocations as of that date included $23,654 and $40,275 to Gas Technologies Group, Inc. ("GTGI"), and Intermountain Chemical, Inc. ("IC") respectively. The GTGI and IC shares are recorded using the equity method and are included in results of operations for the three month period ended May 31, 1996.

             During the three month period ended May 31, 1996, the Company received cash distributions of $318,829 from SCCLP representing the estimated tax liabilities of the Company associated with income allocations for the year ended February 29, 1996.


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

Refining

             The Company in the past refined low-cost, heavy crude oil and other low gravity refined products into diesel fuel, fuel oils, and asphalt which were generally marketed on a wholesale basis in the intermountain region. IRC experienced a sharp reduction in the availability of crude oil from it's traditional sources and has operated it's refinery only on a limited basis during the past two years. The Company is hopeful that a long term solution to the supply shortage can be resolved but thus far has been unsuccessful in locating raw materials that would allow the economic operation of the facility. In addition, IRC periodically provides certain asphalt terminalling services wherein IRC receives a fixed monthly fee and reimbursement of certain operating expenses directly related to the service provided.

Co-Generation

             The co-generation plant produces up to 3,000 kilowatts of electrical energy that is sold to an electric company in the local area. Additionally, the plant produces all electricity and a portion of the steam used in the refining process thereby contributing some savings in refinery operating costs when the refinery is operating.

Natural Gas Production

             In July, 1988, the Company acquired an interest in and began operating 20 natural gas wells located in the Hugoton basin in Southwestern Kansas. Natural gas and helium produced is sold, under exclusive contract, to K.N. Energy, of Lakewood, Colorado.

Methanol Production

             In July, 1988, the Company initiated a project to construct a 250 ton per day methanol production facility in the Denver, Colorado area. The facility converts natural gas into chemical grade methanol which is marketed to refiners and chemical distributors. The Company, through its subsidiary IC, is the managing general partner of Sand Creek Chemical Limited Partnership ("SCCLP") which performs all production and marketing operations associated with the facility. IC holds the general partnership interest in IC Partners Limited, ("IC-PL"), the general partner of SCCLP. The facility is owned by Fleet Bank, previously Shawmut Bank Connecticut, who leases the facility to SCCLP under a fifteen year operating lease. Construction and start-up testing of the facility was substantially completed in October 1993 and the facility is currently operating near design capacity. The Company provides management, accounting and personnel services to the facility and was active in the completion of construction of the project. The Company has received various payments and expense reimbursements associated with its services and activities on the project.

In December 1994, the Company, through its newly formed wholly owned subsidiary GTGI, acquired a limited partnership interest in IC-PL. The Company receives allocations of SCCLP income and loss in accordance with it's various interests in IC-PL.

Other Sources of Revenues

             In January 1994, the Registrant agreed to provide credit support to Consolidated Oil and Transportation, Inc. ("COTI") in the form of guarantees of commercial credit and stand by letters of credit. COTI is a marketer and transporter of heavy fuel oils and asphalt. In exchange for the credit support provided to COTI, the Registrant received 8.75% of gross margins realized by COTI. The Agreement with COTI was terminated in December 1995.

Results of Operations

             Quarter ended May 31, 1996 compared to quarter ended May 31, 1995

             Revenues declined to $324,000 during the first quarter of 1997, down 22% from the same period last year. Earnings however, while still a loss of $25,000, improved by 70% over a loss of $84,000 during the first quarter of last year. Cash flow from operations decreased to a use of $322,000, down 68% from a use of $192,000 last year.

             The decline in revenues is almost entirely attributed to a decline in co-generation revenues. The generators are currently being provided on a standby capacity basis, accordingly, while co-generation revenues are substantially lower, the related operating costs such as fuel and maintenance are also avoided. Revenues associated with natural gas sales improved by 51% over those from the prior year quarter due to a renegotiation of the natural gas sales price. Revenues associated with management fees and overhead cost reimbursement from SCCLP improved slightly over those from the prior year quarter but were off-set by the discontinuation of revenues associated with the COTI agreement which expired in December 1995.

             Operating income (loss) by industry segment, before allocation of general corporate overhead for the first quarter of 1997 compared to the same period during 1996 is as follows:
                                                      Increase
                 Segment                  1996            1995        (Decrease)

             <D>

             Refining                 $ (38,800)    $  (33,300)       $  (5,500)
             Electrical generation       29,200        (22,200)          51,400
             Gas production              21,300          9,000           12,300
             Methanol project            53,200        (29,500)          82,700
             Corporate overhead
               and other               (110,600)       (56,000)         (54,600)
                                      $ (45,700)    $ (132,000)       $ (86,300)

             The slight decline in refining income relates to an increase in the allocation of operating costs associated with the combined refining and co-generation activities. The significant increase in electrical generation income is attributed to lower allocated operating costs in addition to substantially lower operating costs associated with the current standby capacity arrangement. The improvement in natural gas income is attributed to the improvement in sales prices realized starting in April 1996. The improvement in methanol project income is attributed to an increase in management fees initiated in December 1995 and a reduction in operating loss allocations from the partnership. The increased loss associated with corporate overhead is attributed to the discontinuation of the COTI agreement.

Liquidity and Capital Resources

             The Registrant had working capital of $369,600 at May 31, 1996 compared to $172,800 at the beginning of the year. The increase in working capital consists of a $70,000 increase from operations, a reduction in the non-current portion of long term debt of $28,000, collections of notes receivable of $1,000, cash distributions from SCCLP of $319,000, the addition investment in Chatfield Dean preferred stock of 100,000, and the acquisition of other assets of $55,000. The Registrant believes that current working capital levels, are adequate to cover expected operating needs.

             Total debt, consisting of notes payable, current portion of long-term debt, long-term debt, and subordinated debentures, decreased by $5,900 during the first nine months of the current year. Debt in these categories was 8.7% of equity at May 31, 1996 compared to 8.8% at the beginning of the current year.

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

PART II: OTHER INFORMATION

Item 1.      Legal Proceedings

             (a) In reference to legal proceedings described in the
                 Registrant's February 29, 1996 Form 10-K, (Part I, Item 3), there have been no material changes in the actions that have occurred during the period covered by this report.


Item 5.      Other Information

             (a) On January 15, 1996 the Registrant executed a Letter of Intent with Chatfield Dean & Co., ("Chad") setting out the terms of a proposed acquisition, by the Registrant, of all of the outstanding common and preferred stock of Chad. The Registrant has previously reported information regarding this proposed acquisition in its Form 8-k filed as of January 15, 1996, and in its Form 10-k filed for the year ended February 29, 1996. As of the date of this report, the Registrant and Chad are in the process of performing due diligence and it is anticipated that a formal merger agreement will be finalized and executed in the very near future.


Item 6.      Exhibits and Reports on Form 8-K

             (a) No reports on Form 8-K were filed by the Registrant during the quarter ended May 31, 1996.

                                   SIGNATURES


             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated:





                                   UNICO, INC.



By:Rick L. Hurt                                      Date:July 15, 1996
   Rick L. Hurt, Controller, Secretary,
   Treasurer, and Chief Financial Officer