Form 10-Q
period 1996-08-31
UNICO INC /NM/
filed 1996-10-11
CIK 766794

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934



                    For the quarter ended August 31, 1996

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


Item in Form 10-Q  Page

PART I:  FINANCIAL INFORMATION

Item 1.         Financial statements

     Consolidated balance sheets as of August 31, 1996
     and February 29, 1996                                         3

     Consolidated statements of operations for the six
     month period ended August 31, 1996 and 1995                   5

     Consolidated statements of cash flows for the
     six months ended August 31, 1996 and 1995                     6

     Notes to consolidated financial statements                    7

Item 2.         Managements discussion and analysis of financial
     condition and results of operations.                          7


PART II:  OTHER INFORMATION

Item 1.         Legal Proceedings                                  11

Item 6.         Exhibits and Reports on Form 8-K                   11

UNICO, INC.
Consolidated Balance Sheets




                                                                                    August 31,              February 29,
                                                                                       1996                     1996
                                                                                    (Unaudited)

ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                     $   284,747              $   232,409
     Certificate of deposit and short term investments                                 125,343                  356,858
     Accounts receivable                                                                76,552                   88,392
     Accounts receivable from related parties                                              -                     17,859
     Inventories                                                                        22,988                   36,316
     Tax refund receivable                                                             195,797                      -
          TOTAL CURRENT ASSETS                                                         705,427                  731,834

PROPERTY AND EQUIPMENT
     Land, buildings and improvements                                                  434,327                  434,327
     Equipment                                                                         217,349                  217,349
     Refinery equipment                                                              1,183,333                1,183,333
     Co-generation equipment                                                           290,298                  263,348
     Oil and gas properties                                                            894,400                  894,400
     Property, plant and equipment (gross)                                           3,019,707                2,992,757
     Accumulated depreciation & depletion                                           (1,815,652)              (1,746,015)
                                                                                     1,204,055                1,246,742

OTHER ASSETS
     Notes receivable                                                                    9,318                   10,818
     Other assets (net)                                                                251,477                  131,624
     Investment in Chatfield Dean                                                      600,000                  500,000
     Investment in partnership                                                         846,274                1,800,730
                                                                                     1,707,069                2,443,172


                                                                                   $ 3,616,551              $ 4,421,748

Consolidated Balance Sheets - Continued





                                                                                    August 31,              February 29,
                                                                                       1996                     1996
                                                                                    (Unaudited)

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
     Trade accounts payable                                                       $     84,087              $   106,327
     Taxes other than income                                                            18,847                    4,930
     Other accrued expenses                                                              3,467                    4,063
     Current portion of long-term debt                                                  53,900                   76,539
     Income taxes payable                                                                  -                    367,151
         TOTAL CURRENT LIABILITIES                                                     160,301                  559,010
LONG-TERM DEBT, net of current portion                                                  15,550                   55,555

CONVERTIBLE SUBORDINATED DEBENTURES PAYABLE
TO RELATED PARTIES                                                                     178,000                  178,000

DEFERRED TAXES PAYABLE, net of current portion                                          93,150                  101,050

STOCKHOLDERS' EQUITY
     Preferred stock, $0.01 par value,
       authorized 8,000,000 shares,
       none outstanding                                                                    -                        -
     Common stock, $0.20 par value,
       authorized 2,500,000 shares,
       issued and outstanding 986,590
       shares                                                                          197,318                  197,318
     Additional paid in capital                                                      2,042,576                2,042,576
     Retained earnings                                                                 929,656                1,288,239
                                                                                     3,169,550                3,528,133


                                                                                   $ 3,616,551              $ 4,421,748

See notes to consolidated financial statements.

UNICO, INC.

Consolidated Statements of Income


                                                              For the three months ended             For the six months ended
                                                          August 31,          August 31,          August 31,        August 31,
                                                             1996                1995                1996              1995
                                                         (Unaudited)         (Unaudited)         (Unaudited)       (Unaudited)

REVENUES
     Refined product sales                                $ 108,304         $   107,481          $  249,078       $   278,802
     Electrical capacity and energy                          57,300             147,031             133,212           350,232
     Rent and miscellaneous income                            2,832               4,155               5,937             9,510
     Natural gas sales                                       64,302              42,724             115,429            76,491
     Loss from investment in partnership                   (571,698)           (166,738)           (635,627)         (266,295)
     Overhead, management fees, and  other revenues         116,200             118,062             233,600           219,847
                                                           (222,760)            252,715             101,629           668,587

COSTS AND EXPENSES
     Cost of sales                                          154,709             334,448             383,176           765,499
     General and administrative                              65,713              70,716             169,658           151,496
     Depreciation, depletion
       and amortization                                      35,159              38,599              69,637            73,333
     Interest, net                                            1,899               1,330               5,089             2,603
                                                            257,480             445,093             627,560           992,931

INCOME (LOSS) FROM OPERATIONS
  BEFORE INCOME TAXES                                      (480,240)           (192,378)           (525,931)         (324,344)

     Provision for income taxes:
       Current                                             (142,448)            (44,191)           (159,448)          (89,991)
       Deferred                                              (4,000)             (2,700)             (7,900)           (5,400)
                                                           (146,448)            (46,891)           (167,348)          (95,391)

NET INCOME (LOSS)                                         $(333,792)        $  (145,487)         $ (358,583)      $  (228,953)

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                        986,590             986,590             986,590           986,590

EARNINGS (LOSS) PER COMMON SHARE                          $ (0.3383)        $   (0.1475)         $  (0.3635)      $    0.2321





See notes to consolidated financial statements.

UNICO, INC.
Consolidated Statements of Cash Flows


                                                                                                     For the six months ended
                                                                                                    August 31,        August 31,
                                                                                                       1996              1995
                                                                                                   (Unaudited)       (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                                                 $  (358,583)        $(228,953)
Adjustments to reconcile net income
  to cash provided by operating activities:
     Depreciation, depletion and amortization                                                          69,637            73,333
     Deferred income taxes                                                                             (7,900)           (5,400)
     Loss on investment in partnership                                                                635,627           266,295
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable                                                      29,699             7,236
       (Increase) decrease in inventories and
         prepaid expenses                                                                              13,328            13,141
       Increase (decrease) in accounts payable
         and accrued expenses                                                                          (8,919)           (9,980)
       Increase (decrease) in income taxes accrued                                                   (562,948)         (339,691)
NET CASH FLOW PROVIDED, (USED) BY OPERATING ACTIVITIES                                               (190,059)         (224,019)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                                                                            (26,950)              -
     Cash distribution received from partnership                                                      318,829           417,554
     Increase in certificates of deposit                                                               (3,485)           (8,876)
     Decrease in certificates of deposit                                                              235,000               -
     Increase in other assets                                                                        (119,853)              -
     Investment in Chatfield Dean                                                                    (100,000)              -
     Collections on notes receivable                                                                    1,500             2,500
NET CASH FLOW PROVIDED (USED) BY INVESTING ACTIVITIES                                                 305,041           411,178

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in long-term debt                                                                        26,950               -
     Payments on long term debt                                                                       (89,594)          (42,855)
NET CASH FLOW USED BY FINANCING ACTIVITIES                                                            (62,644)          (42,855)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  $    52,338        $  144,304

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                      232,409           515,195

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                        $   284,747        $  659,499

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

     The consolidated balance sheet as of August 31, 1996, the consolidated statement of income for the six month period ended August 31, 1996 and 1995, and the consolidated statement of cash flows for the six month period ended August 31, 1996 and 1995, have been prepared by the Company, without audit. In the opinion of management, all adjustments, (which include only normal recurring adjustments), necessary to present fairly the financial position, results of operations and changes in cash at August 31, 1996, and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the Company's Form 10-K, filed with the Securities and Exchange Commission. The results of operations for the period ended August 31, 1996, are not necessarily indicative of operating results for the full year.

Investment in Partnership

     During the six month period ended August 31, 1996, unaudited losses by SCCLP were $1,059,375. The company's share of loss allocations as of that date included $235,182 and $400,445 to Gas Technologies Group, Inc. ("GTGI"), and Intermountain Chemical, Inc. ("IC") respectively. The GTGI and IC shares are recorded using the equity method and are included in results of operations for all periods presented.

     During the six month period ended August 31, 1996, the Company received cash distributions of $318,829 from SCCLP representing the estimated tax liabilities of the Company associated with income allocations for the year ended February 29, 1996.


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

Results of Operations

     Quarter ended August 31, 1996 compared to quarter ended August 31, 1995

     Total revenues, exclusive of SCCLP operating losses, during the current quarter declined to $349,000, down 10% from $419,000 during the same period last year. Earnings, exclusive of SCCLP operating loss allocations and before income taxes for the current quarter increased to $91,000, up 450% from a loss of $26,000 during the second quarter of the prior year. Cash flow from operations increased to $132,000 during the current year quarter, up 513% from a use of $32,000 during the second quarter of last year. SCCLP operating loss allocations increased to $572,000 during the current quarter compared to a loss of $167,000 during the same period last year.

     The decline in revenues includes a decrease in electrical generation revenue of $90,000 representing a change in the supply arrangements with the Registrants electric customer wherein electrical energy is supplied on a standby basis only. Under the new arrangement, the customer still pays a fixed standby capacity charge plus a variable charge for electrical energy generated.
However, under normal circumstances, the generators will only be operated in the event that the customer requires short term emergency power. The decline in co-generation revenues was partially offset by a $22,000 increase in natural gas sales associated with an increase in the contracted selling price negotiated earlier during the current year. Revenues from all other sources remained relatively unchanged when compared to the prior year quarter except it should be noted revenues associated with SCCLP management fees and overhead cost reimbursements increased by $46,000 while revenues associated with the now discontinued COTI agreement decline by $48,000.

     Operating income (loss) by industry segment, before allocation of general corporate overhead for the second quarter of 1997 compared to the same period during 1996 is as follows:

                                                                                                     Increase
         Segment                                                1997                 1996           (Decrease)
     Refining                                               $ (29,600)         $ (114,100)          $  84,500
     Electrical generation                                     43,100              40,700               2,400
     Gas production                                            34,300               9,200              25,100
     Methanol project                                        (455,600)            (96,500)           (359,100)
     Corporate overhead
       and other                                              (72,400)            (31,700)            (40,700)
                                                            $(480,200)         $ (192,400)          $(287,800)

     The decline in operating losses associated with refining operations is attributed to the substantial reduction in operating and maintenance costs associated with labor force reductions instituted earlier in the year. The improvement in earnings from natural gas production is attributed substantially to improved contract selling prices negotiated earlier in the year. The increase in losses associated with operation of the SCCLP methanol facility includes an increase of partnership loss allocations of $405,000 offset by an improvement of management fee increase of $46,000. The increase in losses associated with other activities is directly a result of the discontinuation of the COTI agreement in December 1995.

Six months ended August 31, 1996 compared to six months ended August 31, 1995

     Revenues, exclusive of SCCLP loss allocations, for the first six months of the current year declined to $737,000, down 21% from $935,000 during the same period last year. Earnings, exclusive of SCCLP loss allocations and before income taxes increased to $110,000, up 290% from a loss of $58,000 during the same period last year. Cash flow from operations increased to a use of $190,000, up 15% from a use of $224,000 in the prior year period. SCCLP loss allocations were $636,000 during the first half of the year, compared to $266,000 during the same period last year.

     The reduction in revenues is most notably associated with a reduction in electrical energy sales compared to last year. The Registrant is presently supplying electrical energy on an emergency stand-by basis wherein a monthly capacity charge is received but the generators are only operated on an as needed basis. Revenues from the sale of natural gas improved substantially over those during the same period last year due to an increase in the negotiated selling price of natural gas. Other revenues improved slightly during the current year, however, it should be noted that revenues associated with the management of SCCLP increased by $93,000 over those realized during the first half of last year, while revenues associated with the discontinued COTI agreement declined by $79,000. SCCLP loss allocations increased substantially over last year mainly due to the inclusion of certain major scheduled maintenance costs associated with the annual turnaround performed during July and August of the current year.

     Operating income (loss) by industry segment, before allocation of general corporate overhead for the first half of 1997 compared to the same period during 1996 is as follows:
                                                                                 Increase
         Segment                                                1997                 1996           (Decrease)
     Refining                                               $ (68,400)         $ (147,400)          $  79,000
     Electrical generation                                     72,300              18,500              53,800
     Gas production                                            55,600              18,200              37,400
     Methanol project                                        (402,400)           (126,000)           (276,400)
     Corporate overhead
       and other                                             (183,000)            (87,700)            (95,300)
                                                            $(525,900)         $ (324,400)          $(201,500)

     The decline in operating losses from refining activities is the direct result of implementing cost saving measures at the Fredonia facility coupled with slightly improved profit margins realized on the sale of brokered crude oil compared to the previous year. The substantial improvement in operating income associated with electrical generation is the result of reduced operating costs under the current emergency standby arrangement and a reduction of monthly cost of the generators which were purchased from the lessor earlier this year. The improvement in natural gas production income is the result of much improved natural gas sales prices realized as a result of renegotiating the sales contract earlier this year. The increase in losses associated with the management of and investment in SCCLP is substantially the result of increased partnership loss allocations associated with the inclusion of certain scheduled repair costs realized during the current year. Allocation of operating losses associated with the investment in SCCLP increased by $369,000 over last year, while earnings associated with the management of SCCLP increased by $93,000.
The increase in losses associated with other activities is mainly attributed to the discontinuation of the COTI agreement which resulted in a reduction of income of $79,000 from last year, coupled with a slight increase in general and administrative costs.

Liquidity and Capital Resources

     The Registrant had working capital of $545,000 at August 31, 1996 compared to $172,800 at the beginning of the year. The increase in working capital consists of a $339,000 increase from operations, a reduction in the non-current portion of long term debt of $40,000, collections of notes receivable of $1,500, cash distributions from SCCLP of $319,000, the additional investment in Chatfield Dean preferred stock of 100,000, and the acquisition of other assets of $120,000. The Registrant believes that current working capital levels, are adequate to cover expected operating needs.

     Total debt, consisting of notes payable, current portion of long-term debt, long-term debt, and subordinated debentures, decreased by $63,000 during the first six months of the current year. Debt in these categories was 2.2% of equity at August 31, 1996 compared to 8.8% at the beginning of the current year.

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


Item 5.     Other Information

     (a) On January 15, 1996 the Registrant executed a Letter of Intent with Chatfield Dean & Co., ("Chad") setting out the terms of a proposed acquisition, by the Registrant, of all of the outstanding common and preferred stock of Chad. The Registrant has previously reported information regarding this proposed acquisition in its Form 8-K filed as of January 15, 1996, and in its Form 10-K filed for the year ended February 29, 1996. On July 30, 1995, the Registrant and Chad executed a definitive merger agreement with respect to the proposed acquisition as reported by the Registrant in it's Form 8-K filed with the Commission on August 12, 1996. A summary of the significant details of the acquisition are contained within that filing. As of the date of this report, the Registrant and Chad are in the process of preparing the Form S-4 documents to be filed with the Commission. It is anticipated that the Form S-4 will be filed with the Commission by the end of October 1996. The effective date of the acquisition will be set upon receiving approval of the filed Form S-4.


Item 6.     Exhibits and Reports on Form 8-K

     (a) On August 12, 1996 the Registrant filed its Form 8-K reporting the execution of a definitive merger agreement with Chatfield Dean & Co. See Item 5(a) of this report for a discussion of the proposed acquisition.

                                 SIGNATURES


             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated:





                                 UNICO, INC.



By:    Rick L. Hurt                                   Date:    October 11, 1996

   Rick L. Hurt, Controller, Secretary,
   Treasurer, and Chief Financial Officer