Form 10-Q
period 1996-11-30
UNICO INC /NM/
filed 1997-01-15
CIK 766794

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934



                   For the quarter ended November 30, 1996

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



     On December 31, 1996, there were 986,590 shares of registrant's $0.20 par value common stock outstanding.

                                    INDEX
                           TO REPORT ON FORM 10-Q
                               FOR UNICO, INC.


Item in Form 10-Q  Page

PART I:  FINANCIAL INFORMATION

Item 1.   Financial statements

          Consolidated balance sheets as of November 30, 1996
          and February 29, 1996                                           3

          Consolidated statements of operations for the three and nine
          month periods ended November 30, 1996 and 1995                  5

          Consolidated statements of cash flows for the
          nine months ended November 30, 1996 and 1995                    6

          Notes to consolidated financial statements                      7

Item 2.   Managements discussion and analysis of financial
          condition and results of operations.                            7


PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings                                              11

Item 4.   Submission of Matters to a Vote of Security Holders            11

Item 5.   Other Information                                              12

Item 6.   Exhibits and Reports on Form 8-K                               12

UNICO, INC.
Consolidated Balance Sheets




                                                                                                     November 30,   February 29,
                                                                                                         1996           1996
                                                                                                      (Unaudited)
ASSETS

CURRENT ASSETS
             Cash and cash equivalents                                                               $   221,948    $   232,409
             Certificate of deposit and short term investments                                           126,908        356,858
             Accounts receivable                                                                         108,881         88,392
             Accounts receivable from related parties                                                        -           17,859
             Inventories                                                                                  20,929         36,316
             Tax refund receivable                                                                       265,604            -
                  TOTAL CURRENT ASSETS                                                                   744,270        731,834

PROPERTY AND EQUIPMENT
             Land, buildings and improvements                                                            434,327        434,327
             Equipment                                                                                   217,349        217,349
             Refinery equipment                                                                        1,183,333      1,183,333
             Co-generation equipment                                                                     290,298        263,348
             Oil and gas properties                                                                      894,400        894,400
             Property, plant and equipment (gross)                                                     3,019,707      2,992,757
             Accumulated depreciation & depletion                                                     (1,846,535)    (1,746,015)
                                                                                                       1,173,172      1,246,742

OTHER ASSETS
             Notes receivable                                                                              9,318         10,818
             Notes receivable from related parties                                                       187,112            -
             Other assets (net)                                                                          129,904        131,624
             Investment in Chatfield Dean                                                                600,000        500,000
             Investment in partnership                                                                   541,584      1,800,730
                                                                                                       1,467,918      2,443,172


                                                                                                     $ 3,385,360    $ 4,421,748

Consolidated Balance Sheets - Continued





                                                                                                     November 30,   February 29,
                                                                                                         1996           1996
                                                                                                      (Unaudited)

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
             Trade accounts payable                                                                 $     96,759    $   106,327
             Taxes other than income                                                                       4,662          4,930
             Other accrued expenses                                                                        3,090          4,063
             Current portion of long-term debt                                                             9,330         76,539
             Income taxes payable                                                                            -          367,151
                 TOTAL CURRENT LIABILITIES                                                               113,841        559,010
LONG-TERM DEBT, net of current portion                                                                    11,663         55,555

CONVERTIBLE SUBORDINATED DEBENTURES PAYABLE
TO RELATED PARTIES                                                                                       178,000        178,000

DEFERRED TAXES PAYABLE, net of current portion                                                            89,200        101,050

STOCKHOLDERS' EQUITY
             Preferred stock, $0.01 par value,
               authorized 8,000,000 shares,
               none outstanding                                                                              -              -
             Common stock, $0.20 par value,
               authorized 2,500,000 shares,
               issued and outstanding 986,590
               shares                                                                                    197,318        197,318
             Additional paid in capital                                                                2,042,576      2,042,576
             Retained earnings                                                                           752,762      1,288,239
                                                                                                       2,992,656      3,528,133


                                                                                                     $ 3,385,360    $ 4,421,748

See notes to consolidated financial statements.

UNICO, INC.
Consolidated Statements of Income


                                                                        For the three months ended    For the nine months ended
                                                                       November 30,   November 30,   November 30,   November 30,
                                                                           1996           1995           1996           1995
                                                                        (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
REVENUES
          Refined product sales                                          $ 120,421    $   137,708     $  369,499    $   416,510
          Electrical capacity and energy                                    62,385        190,875        195,597        541,107
          Rent and miscellaneous income                                      3,805         59,849          9,742         69,359
          Natural gas sales                                                 34,638         31,435        150,067        107,926
          Loss from investment in partnership                             (304,690)       (69,480)      (940,317)      (335,775)
          Overhead, management fees, and
            other revenues                                                 115,884         95,594        349,484        315,441
                                                                            32,443        445,981        134,072      1,114,568

COSTS AND EXPENSES
          Cost of sales                                                    166,245        389,799        549,421      1,155,298
          General and administrative                                        79,085         79,099        248,743        230,595
          Depreciation, depletion
            and amortization                                                30,883         34,449        100,520        107,782
          Interest, net                                                      5,230            665         10,319          3,268
                                                                           281,443        504,012        909,003      1,496,943

INCOME (LOSS) FROM OPERATIONS
  BEFORE INCOME TAXES                                                     (249,000)       (58,031)      (774,931)      (382,375)

          Provision for income taxes:
            Current                                                        (68,156)       (23,900)      (227,604)      (113,891)
            Deferred                                                        (3,950)        (2,750)       (11,850)        (8,150)
                                                                           (72,106)       (26,650)      (239,454)      (122,041)

NET INCOME (LOSS)                                                        $(176,894)   $   (31,381)    $ (535,477)   $  (260,334)

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                                       986,590        986,590        986,590        986,590

EARNINGS (LOSS) PER COMMON SHARE                                         $ (0.1793)   $   (0.0318)    $  (0.5428)   $   (0.2639)

See notes to consolidated financial statements.

UNICO, INC.
Consolidated Statements of Cash Flows


                                                                                                    For the nine months ended
                                                                                                     November 30,   November 30,
                                                                                                         1996           1995
                                                                                                      (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                                                    $  (535,477)     $(260,334)
Adjustments to reconcile net income
    to cash provided by operating activities:
          Depreciation, depletion and amortization                                                       100,520        107,782
          Deferred income taxes                                                                          (11,850)        (8,150)
          Loss on investment in partnership                                                              940,317        335,775
          Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable                                                    (2,630)       (29,691)
            (Increase) decrease in inventories and
              prepaid expenses                                                                            15,387         32,144
            Increase (decrease) in accounts payable
              and accrued expenses                                                                       (10,809)        16,938
            Increase (decrease) in income taxes accrued                                                 (632,755)      (363,282)
NET CASH FLOW PROVIDED, (USED) BY OPERATING ACTIVITIES                                                  (137,297)      (168,818)

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of equipment                                                                          (26,950)           -
          Cash distribution received from partnership                                                    318,829        417,554
          Increase in certificates of deposit                                                             (5,050)       (13,129)
          Decrease in certificates of deposit                                                            235,000            -
          Decrease in other assets                                                                         1,720            -
          Investment in Chatfield Dean                                                                  (100,000)           -
          Increase in notes receivable                                                                  (187,112)      (250,000)
          Collections on notes receivable                                                                  1,500          4,000
NET CASH FLOW PROVIDED (USED) BY INVESTING ACTIVITIES                                                    237,937        158,425

CASH FLOWS FROM FINANCING ACTIVITIES:
          Increase in long-term debt                                                                      26,950            -
          Payments on long term debt                                                                    (138,051)       (64,466)
NET CASH FLOW USED BY FINANCING ACTIVITIES                                                              (111,101)       (64,466)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                     $   (10,461)    $  (74,859)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                         232,409        515,195

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                           $   221,948     $  440,336

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

     The consolidated balance sheet as of November 30, 1996, the consolidated statement of income for the three and nine month periods ended November 30, 1996 and 1995, and the consolidated statement of cash flows for the nine month period ended November 30, 1996 and 1995, have been prepared by the Company, without audit. In the opinion of management, all adjustments, (which include only normal recurring adjustments), necessary to present fairly the financial position, results of operations and changes in cash at November 30, 1996, and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the Company's Form 10-K, filed with the Securities and Exchange Commission. The results of operations for the period ended November 30, 1996, are not necessarily indicative of operating results for the full year.

Investment in Partnership

     During the nine month period ended November 30, 1996, unaudited losses by SCCLP were $1,567,194. The company's share of loss allocations as of that date included $347,917 and $592,400 to Gas Technologies Group, Inc. ("GTGI"), and Intermountain Chemical, Inc. ("IC") respectively. The GTGI and IC shares are recorded using the equity method and are included in results of operations for all periods presented.

     During the nine month period ended November 30, 1996, the Company received cash distributions of $318,829 from SCCLP representing the estimated tax liabilities of the Company associated with income allocations for the year ended February 29, 1996.


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

Results of Operations

    Quarter ended November 30, 1996 compared to quarter ended November 30, 1995

     Total revenues, exclusive of SCCLP operating losses, during the current quarter declined to $337,000, down 37% from $516,000 during the same period last year. Earnings, exclusive of SCCLP operating loss allocations and before income taxes for the current quarter increased to $56,000, up 409% from $11,000 during the second quarter of the prior year. Cash flow from operations increased to $53,000 during the current year quarter, up 196% from a use of $55,000 during the third quarter of last year. SCCLP operating loss allocations increased to $305,000 during the current quarter compared to a loss of $69,000 during the same period last year.

     The decline in revenues includes a decrease in electrical generation revenue of $128,000 representing a change in the supply arrangements with the Registrant's electric customer wherein electrical energy is supplied on a standby basis only. Under the new arrangement, the customer still pays a fixed standby capacity charge plus a variable charge for electrical energy generated. However, under normal circumstances, the generators will only be operated in the event that the customer requires short term emergency power. Revenues from the sale of brokered crude oil declined slightly from last year due to a reduction in volumes available. Rent and miscellaneous revenue declined due to the one time inclusion of certain terminaling revenues received in the prior year. Revenues from the sale of natural gas improved slightly over those received in the prior year in spite of a substantial improvement in contract selling prices. Due to generally warm and wet fall weather in the region and curtailments for a processing plant shutdown in October, natural gas production was down during the current quarter compared to last year. Revenues associated with management of SCCLP increased by $46,000 over last years quarter offset by a reduction of $25,000 associated with the discontinued COTI Agreement.

     Operating income (loss) by industry segment, before allocation of general corporate overhead for the third quarter of 1997 compared to the same period during 1996 is as follows:

                                                                   Increase
         Segment                            1997          1996    (Decrease)

     Refining                           $ (33,200)  $   96,500    $(129,700)
     Electrical generation                 42,200     (105,400)     147,600
     Gas production                        10,800        4,500        6,300
     Methanol project                    (188,700)        (700)    (189,400)
     Corporate overhead
       and other                          (80,100)     (54,300)     (25,800)
                                        $(249,000)  $  (58,000)   $(191,000)

     The increase in losses associated with refinery operations is due to the inclusion of terminaling income in the prior year of $59,000 and an increase in allocated operating costs. Operating costs at the Fredonia facility are allocated for segment reporting based on total sales. Overall, total operating costs associated with the facility declined by $17,000 from the prior year quarter. The substantial improvement in electrical generator earnings is associated with the favorable emergency standby arrangement along with a reduction in allocated operating costs as previously mentioned. Taken together, refinery and electrical generation operating income was $9,000 for the current quarter compared to a loss of $9,000 in the prior year quarter. The improvement in natural gas operating income is the result of improved sales prices even though production was curtailed due to weather and processing constraints experienced during the current year quarter. The decline in operating income associated with the management and investment in SCCLP is the result of increased loss allocations stemming from substantial scheduled and unscheduled repair costs experienced during the current year quarter compared to last year. As previously mentioned, management fees and overhead cost reimbursements associated with the activity increased by $46,000 over the same period last year. The increase in corporate overhead and other losses is the result of the discontinuation of the COTI Agreement which had contributed $25,000 to earnings in the prior year quarter.

     Nine months ended November 30, 1996 compared to nine months ended November 30, 1995

     Revenues, exclusive of SCCLP loss allocations, for the first nine months of the current year declined to $1,074,000, down 26% from $1,450,000 during the same period last year. Earnings, exclusive of SCCLP loss allocations and before income taxes increased to $165,000, up 451% from a loss of $47,000 during the same period last year. Cash flow from operations increased to a use of $137,000, up 19% from a use of $169,000 in the prior year period. SCCLP loss allocations were $940,000 during the first nine months of the year, compared to $336,000 during the same period last year.

     The most notable decline in revenues is attributed to the 64% decline in electrical generation revenues. During the current year, the Registrant has supplied electrical energy on an emergency standby basis only resulting in a sharp decline in revenues associated with this activity. Revenues from the sale of natural gas production increased 39% over last year due to a significant improvement of the contracted sales price. Natural gas production however declined some compared to last year due to diminished demand during the fall. Revenues associated with petroleum product sales declined by 11% due to a reduction in the quantities of crude oil available for resale. Rental income declined by 86% due to a one time receipt of terminalling fees in the prior year. Overhead reimbursements, management fees and other revenues increased by 11% over last year due to a $138,000 increase in SCCLP management revenues offset by a $104,000 decline in revenues from the discontinued COTI Agreement. Loss allocations associated with the Registrants investment in SCCLP increased substantially over last year due to certain scheduled and unscheduled maintenance costs during the current year.

     Operating income (loss) by industry segment, before allocation of general corporate overhead for the first nine months of 1997 compared to the same period during 1996 is as follows:
                                                                   Increase
         Segment                            1997          1996    (Decrease)

     Refining                           $(101,600)  $  (50,900)   $ (50,700)
     Electrical generation                114,500      (86,900)     201,400
     Gas production                        66,400       22,700       43,700
     Methanol project                    (591,100)    (125,300)    (465,800)
     Corporate overhead
       and other                         (263,100)    (142,000)    (121,100)
                                        $(774,900)  $ (382,400)   $(392,500)

     The increase in operating losses from refinery activities is attributed to the inclusion in the prior year of $59,000 of terminalling revenues. Without the one time revenue last year, refining activities operating losses would have declined by $8,000 due to cost reduction measures implemented and slight improvements in margins realized on brokered crude oil. The significant improvement in electrical generation income reflects the favorable terms of supplying electrical capacity on an emergency stand-by basis compared to the actual production of energy using high cost fuels. Electrical generation operating costs have been substantially reduced as the generators are only operated occasionally. In addition, as the generators were purchased from the lessor in March of this year, fixed costs have been reduced to minimal levels. The improvement in natural gas operating income is the direct result of a substantial improvement in contracted selling prices. Natural gas production volumes however are down by approximately 20% from last year due to a reduction in demand during last summer and early fall associated with warm rainy weather and a processing plant outage during October. The increase in losses associated with the management of and investment in SCCLP is the result of the incurrance of certain scheduled and unscheduled repair costs during the current year. Losses associated with the investment in SCCLP increased $605,000 over last year offsetting improvements in management related income of $139,000 realized during the current year. The increase in overhead costs and other is attributed to the discontinuation of the COTI Agreement which resulted in a reduction of income of $104,000 from the prior year coupled with an increase in legal costs associated with the proposed merger with Chatfield Dean.

Liquidity and Capital Resources

     The Registrant had working capital of $630,400 at November 30, 1996 compared to $172,800 at the beginning of the year. The increase in working capital consists of a $493,500 increase from operations, a reduction in the non-current portion of long term debt of $43,900, collections of notes receivable of $1,500, cash distributions from SCCLP of $318,800, the additional investment in Chatfield Dean preferred stock of 100,000, the issuance of notes receivable of $187,100, and the purchase of equipment of $27,000. The Registrant believes that current working capital levels, are adequate to cover expected operating needs.

     Total debt, consisting of notes payable, current portion of long-term debt, long-term debt, and subordinated debentures, decreased by $111,000 during the first nine months of the current year. Debt in these categories was 6.6% of equity at November 30, 1996 compared to 8.8% at the beginning of the current year.

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

Item 4.   Submission of Matters to a Vote of Security Holders

     (a) On November 15, 1996 the annual meeting of shareholders was held at the offices of the Registrant. 686,863 shares were represented at the meeting which comprised 69.62% of the outstanding shares of the Registrant.

     (b) William N. Hagler and Rick L. Hurt were reelected as the only directors of the Registrant.

     (c) Matters submitted for vote at the meeting and the voting results were as follows:

          (1)  Election of Directors

                     Name                 For         Against      Abstained

               William N. Hagler        686,863           0             0
               Rick L. Hurt             686,863           0             0

          (2)  Selection of Auditors

                     Name                 For         Against      Abstained

               Atkinson & Co.           686,863           0           0


          (3) Authorization for management to develop and implement a plan of reorganization wherein the Registrant would transfer ownership of Gas Technologies to Intermountain Chemical and then spin-off Intermountain Chemical to the current shareholders of the Registrant.

                Voting Results            For         Against      Abstained

                                        686,630          233          0

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

     (b) There were no submissions on Form 8-K during the period covered by this report.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated:

                                 UNICO, INC.



By:                   Rick L. Hurt                     Date:   November 14, 1997

     Rick L. Hurt, Controller, Secretary,
     Treasurer, and Chief Financial Officer