Form 10-K405
period 1997-02-28
UNICO INC /NM/
filed 1997-05-30
CIK 766794

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934


                For the fiscal year ended February 28, 1997

                      Commission file number 0-14973

                                UNICO,INC.
          (Exact name of Registrant as specified in its charter)

                 New Mexico                      85-0270072
           (State of Incorporation)          (IRS Employer ID #)

           1921 Bloomfield Blvd., Farmington, New Mexico   87401
                           (Registrants Address)

   Registrant's telephone number, including area code:   505-326-2668

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

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-
K or any amendment to this Form 10-K   X  .

     The aggregate market value of the registrant's $0.20 par value common stock held by non-affiliates at March 31, 1997, was $930,000.

     On March 31, 1997, there were 986,590 shares of Registrant's $0.20 par value common stock outstanding.

     Documents incorporated by reference: Portions of the Registrant's annual report to stockholders for the year ended February 28, 1997 are incorporated by reference to Parts I and II.

                                  INDEX
                          TO REPORT ON FORM 10-K
                              FOR UNICO, INC.


Item in Form 10-K  Page

                                  PART I

Item 1.         Business                                           3

Item 2.         Properties                                         3

Item 3.         Legal Proceedings                                  3

Item 4.         Submission of Matters
                  to a Vote of Security Holders                    4

                                  PART II

Item 5.         Market for Registrant's Common Stock and
                  Related Stockholder Matters                      4

Item 6.         Selected Financial Data                            4

Item 7.         Management's Discussion and Analysis
                  of Financial Condition and Results of Operations 4

Item 8.         Financial Statements and Supplementary Data        4

Item 9.         Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure          5

                                 PART III

Item 10.        Directors and Executive Officers of the Registrant  5

Item 11.        Executive Compensation                              6

Item 12.        Security Ownership of Certain Beneficial Owners
                  and Management                                    7

Item 13.        Certain Relationships and Related Transactions      9

                                  PART IV

Item 14.        Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-k                               9

                                  PART I
Item 1. Business:

     Information relative to Registrant's business on pages 5 and 6 of the Registrant's Annual Report to Stockholders for the year ended February 28, 1997 and information with respect to industry segments on pages 23 through 25 of the Annual Report are incorporated herein by reference.


Item 2. Properties.

     Information relative to properties owned by the Registrant on page 6 of the Registrant's Annual Report to Stockholders for the year ended February 28, 1997 is incorporated herein by reference.


Item 3. Legal Proceedings

     Other than collection actions or other actions arising in the ordinary course of the Registrant's business, no legal proceedings to which the Registrant is a party or of which any of its property is subject are pending or known to be contemplated, and the Registrant knows of no legal proceedings pending or threatened, or judgment against any director or officer of the Registrant in their capacity as such, except the following:

     (a) On September 13, 1994, Conoco, Inc. filed a suit in the Jefferson County Colorado District Court naming Intermountain Chemical, Inc. and Sand Creek Chemical Limited Partnership. The action seeks specific performance, and monetary damages based on Conoco's claim that SCCLP has breached the contract between Conoco and SCCLP by SCCLP refusing to sell additional quantities of methanol to Conoco under the contract. During fiscal 1997, SCCLP and Conoco negotiated a settlement agreement and the pending litigation was dismissed.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


                                 PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
Matters.

     Information relative to Registrant's common stock on the inside back cover of the Registrant's Annual Report to Stockholders for the year ended February 28, 1997 is incorporated herein by reference.


Item 6. Selected Financial Data

     Information relative to selected financial data on page 4 of the Registrant's Annual Report to Stockholders for the year ended February 28, 1997 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Information relative to management's discussion and analysis of financial condition and results of operations on pages 7 through 10 of the Registrant's Annual Report to Stockholders for the year ended February 28, 1997 is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

     The consolidated financial statements on pages 12 through 32 of the Registrant's Annual Report to Stockholders for the year ended February 28, 1997 are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There has not been any disagreement between the Registrant and its Accountants of a nature which would require disclosure in compliance with
Item 304 of Regulation S-K.


                                PART III

Item 10. Directors and Executive Officers  of Registrant.

     The directors and executive officers of the Registrant, their ages and positions held in the Registrant are as follows:

        Name                     Age             Position             Held
Since

William N. Hagler                 65     President and Director       1979
603 Merino Kraal
Farmington, New Mexico 87401

Rick L. Hurt                      44     Controller, Secretary,       1985
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

     Rick L. Hurt received a BBA degree in Accounting from the University of New Mexico in 1979. From 1979 to 1982, he was employed as a staff accountant and later as a senior accountant by the accounting firm of Fox & Company in its Albuquerque, New Mexico, offices. From 1982 until March of 1985 he was employed as chief accountant for the law firm of Davis and Davis in Austin, Texas. Mr. Hurt is certified as a public accountant in the states of New Mexico and Texas. Mr. Hurt joined the Registrant as Assistant Controller in March of 1985, and became its Controller, Secretary, Treasurer, and a Director on May 20, 1985.

     Mr. Hagler and Mr. Hurt devote substantially all of their time to the affairs of the Registrant and will continue to do so in the future.

     No family relationship exists between any officer or director of the Registrant and no officer or director has been involved in any proceeding of the nature described in paragraph (d) of Item 401 of Regulation S-K.

     In April 1993, William N. Hagler accepted an appointment as a director of Saba Petroleum Company which is registered under section 12 of the Exchange Act.

     No officer or director of the registrant has been subject, during the preceding 5 years, to any of the events set forth in paragraph (f) of Item 401 of Regulation S-K.

     Since the Common Stock of the Registrant is registered pursuant to
Section 12(g) of the Securities Exchange Act of 1934 (the"Exchange Act"), the executive officers and directors of the Registrant and beneficial owners of greater than 10% of the Registrant's Common Stock ("10% beneficial owners") are required to file beneficial ownership reports, pursuant to Section 16(a) of the Exchange Act, with both the Securities and Exchange Commission ("SEC") and the Registrant, disclosing changes in beneficial ownership of the Common Stock. SEC rules, pursuant to Section 16, require disclosure by the Registrant of the failure of an executive officer, director or 10% beneficial owner of the Registrant to file beneficial ownership reports on a timely basis. Based on the Registrants review of such ownership reports, no executive officer or director of the Registrant failed to file such an ownership report on a timely basis during the 1997 fiscal year.

Item 11. Executive Compensation.

     The following table sets forth certain information concerning the remuneration paid by the Registrant for the three most recent fiscal years ending February 28, 1997.


                          Annual Compensation
             Name                                              Other
              and                                             Annual
           Principal                                          Compen-
            Postion           Year      Salary       Bonus    sation
                                                                (1)

   William N. Hagler          1997     $98,696     $     0     $    0
    CEO and Director          1996     $94,783     $     0     $1,441
                              1995     $91,467     $18,900     $1,435

     (1) Includes discretionary employer 401(k) contributions totalling $2,222 for all officers including $1,441 for Mr. Hagler during 1996. There were no 401(k) contributions made during 1997.

     The Registrant's employees, including the Registrant's officers, may also receive such bonuses and salary increases as the Board of Directors, in its sole discretion, may award.

     The Registrant provides health insurance benefits to the officers and directors and all other full time employees.

     No Registrant Director is compensated for attending meetings of the Board of Directors.

     Effective for the year ended February 28, 1989, the Registrant adopted an Employee Stock Ownership Plan ("ESOP"), for the benefit of all of its employees, including those of wholly owned subsidiaries. Contributions to the plan are made at the sole discretion of the Board of Directors and are limited to the maximum amount deductible for income tax purposes. Eligible employees include all full time employees with a minimum of six months of service as of any anniversary date of the plan and vesting shall take place on a six year graded basis applied retroactive as of the effective date of the plan. During 1997, 1996 and 1995, the Registrant made no contributions to the ESOP. A copy of the plan was filed with the Commission as an exhibit to the Registrant's Form 10-K filed for the fiscal year ended February 28, 1989.

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
      a group (2 People)

     Effective for the year ended February 28, 1994, the Registrant adopted a 401(k) Plan for the benefit of all of its full time employees, including those of wholly owned subsidiaries. Employees meeting certain minimal eligibility requirements may make voluntary contributions to the Plan subject to limitations set by Internal Revenue Regulations. The Registrant, at it's sole discretion, may make both matching and discretionary contributions for the benefit of participants of the Plan limited by the maximum amounts deductible for income tax purposes. Employees are automatically 100% vested in voluntary contributions and vesting in Registrant contributions is on a six year graded basis applied retroactive as of the effective date of the Plan. During 1997, the Registrant made no contributions to the Plan. During 1996, the Registrant contributed $11,754 to the Plan which was allocated based on elective deferrals made by employees during the year not to exceed 1.52% of gross earnings. During 1995, the Registrant contributed $11,569 to the Plan which was allocated based on elective deferrals made by employees during the year not to exceed 1.3% of gross earnings. A copy of the 401(k) Plan was filed with the Commission as an exhibit to its Form 10-K filed for the year ended February 28, 1995.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) Security ownership of certain owners.

     On February 28, 1997, the only persons known to the Registrant to own 5% or more of the issued and outstanding Registrant common stock, its only voting security, are as follows:

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

$0.20 par value  William & Helen    138,624 shares of             14.05%
common stock     Braddock           record and beneficially
                 P.O. Box 403
                 Dorado, PR 00646

(1) Includes 406,375 shares of record and 11,304 shares held for the benefit of Mr. Hagler by the Registrant's ESOP.

(b) Security ownership of management.

    On February 28, 1997, the ownership by the Registrant's management of its common stock, its only voting security, was as follows:

                 Name and address     Amount and nature
    Title of            of                   of                Percent
     Class       Beneficial owner     Beneficial ownership    of class

$0.20 par value  William N. Hagler    417,679 shares of           42.34%
common stock     603 Merino Kraal     record and beneficially
                 Farmington,          (1)
                 NM 87401

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

(c) Changes in control.

    There are no arrangements known to the Registrant, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change of control of the Registrant. Notation is made however that the previously reported proposed merger between Registrant and Chatfield Dean & Co. was terminated on May 14, 1997 by mutual agreement of the parties. Notifications of the termination was made to the Commission in the Registrants Form 8-k filed on May 19, 1997.

Item 13. Certain Relationships and Related Transactions.

    Since the beginning of the Registrant's last fiscal year, there were no transactions, or series of similar transactions, or currently proposed transactions, to which the Registrant or its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, nominee for election as a director, security holder known by Registrant to own 5% or more of any class of the Registrant's voting securities or any member of the immediate family of any of the foregoing, had or will have a direct or indirect material interest except as follows:

    On November 1, 1996 the Registrants wholly owned subsidiary IRC, issued an 8% $325,000 revolving line of credit to Red Hills Manufacturing, Inc. ("RHMCO"), a New Mexico Corporation, which is collectively controlled by William N. Hagler and Rick L. Hurt who are both officers and directors of the Registrant. The line of credit was issued to RHMCO for the purpose of purchasing certain equipment and for start-up working capital required requirements of RHMCO. During the year ended February 28, 1997, the minimum balance under the credit line was $310,000 and the balance under the credit line was $310,000 and the balance due to IRC as of February 28, 1997 is $310,000. The note is secured by cash, accounts receivable, inventories and equipment owned by RHMCO. During the year ended February 28, 1997 neither Mr. Hagler or Mr. Hurt received any payments in the form of compensation or dividends from RHMCO.


                                 PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Financial Statements and Schedules:

         The financial statements and schedules listed in the accompanying Index to Financial Statements and Schedules are filed as part of this report.

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or have been provided elsewhere in this report, and therefore have been omitted.

(b) No reports on Form 8-K were filed by the Registrant during the fiscal year ended February 28, 1997 except as follows:

    (a) On July 30, 1996, the Registrant filed a Form 8-K with respect to the signing of a Definitive Agreement and Plan of Merger between the Registrant and Chatfield Dean & Co., Inc. this agreement was terminated by mutual agreement of the parties as noted in Part III, Item 12(c) of this Form 10-K.

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

    13. The Annual Report to Stockholders of the Registrant for the fiscal year ended February 28, 1997 (except for pages and information thereof expressly incorporated by reference in this report is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this report).

    21.  Subsidiaries of the Registrant.

    23. (a) Report of Atkinson & Co., Ltd., dated May 1, 1997, on the consolidated financial statements and schedules of Registrant for the three years ended February 28, 1997 as listed in Item 14(a) of this report.

    27. Financial Data Schedule pursuant to Item 601(c) of Regulation S-K for the year ended February 28, 1997.

    All other exhibits required by Rule 601 are not applicable to this Registrant or this report.

    Incorporated by reference are the following documents:

    a. Quarterly Reports on Form 10-Q for the quarters ended May 31, August 31, and November 30, 1996.

(d) (1)  Separate financial statements of unconsolidated entities:

         (a) Audited financial statements of Sand Creek Chemical Ltd. for the year ended February 28, 1997.

                               SIGNATURES

    Pursuant to the requirements of Section 13 or 15d of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                  UNICO, INC
                  May 29, 1997


                  By William N. Hagler
                     William N. Hagler, President


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




     By:   William N. Hagler                            Date: May 29, 1997
          William N. Hagler, President,
          Director and Chief Executive
          Officer




     By:   Rick L. Hurt                                 Date: May 29, 1997
          Rick L. Hurt, Controller,
          Secretary, Treasurer,
          Director, and Chief Financial
          Officer.

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

                                                            Page No.
                                                           in Annual
                                                          Report ("AR")

   Consolidated Balance Sheets - February 28, 1997,
      and February 29, 1996.                                  AR 12

   Consolidated Statements of Operations - Years ended
      February 28, 1997, February 29, 1996, and
      February 28, 1995.                                      AR 14

   Consolidated Statements of Cash Flows - Years ended
      February 28, 1997, February 29, 1996, and
      February 28, 1995.                                      AR 15

   Consolidated Statements of Changes in Stockholders'
      Equity -  Years ended February 28, 1997,
      February 29, 1996, and February 28, 1995.               AR 16

   Notes to Consolidated Financial Statements -
      February 28, 1997                                       AR 17


The following consolidated financial statement schedules of Unico, Inc., and subsidiaries are included in a separate section hereto:

                                                             Page No.

   Schedule II - Valuation and qualifying accounts              13

                               UNICO, INC.
       SUPPLEMENTAL SCHEDULES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29, 1996 AND FEBRUARY 28, 1995



SCHEDULE II - Valuation and Qualifying Accounts


Account:                           Balance at    Charges  to    Charges to                    Balance at
                                   beginning      costs and        other                        end of
  Year ended                       of period       expense       accounts      Deductions       period


Accumulated Amortization - Deferred Charges:
  February 28, 1995                    7,260            -             -            (7,260)           -

  February 29, 1996                      -              -             -               -              -

  February 28, 1997                      -              -             -               -              -

                               EXHIBIT 11

      STATEMENT REGARDING COMPUTATION OF EARNINGS (LOSS) PER SHARE
                                   OF
                               UNICO, INC.

                                                                      Year ended February
                                                               1997           1996           1995

Primary Earnings (Loss) Per Common Share:
   Weighted average number of shares outstanding             986,590         986,590       975,132

   Primary earnings (loss) per share                       $    (.74)     $     0.55     $    0.72


Fully Diluted Earnings (Loss) Per Common Share:

   Weighted average number of shares outstanding            1,008,840      1,008,840        997,382

   Fully diluted earnings (loss) per share                 $     (.74)    $     0.55     $      .72

   Income per share is based on the weighted average number of common shares outstanding during each period. Stock warrants are not included in primary earnings per share because they are antidilutive. Fully diluted earnings per share assumes the exercise of subordinated debentures into stock thereby increasing net income by the related interest savings net of income taxes. The number of shares assumed to be converted was 22,250 shares for the years ended February 28, 1997, February 29, 1996, and February 28, 1995. Fully diluted earnings per share were not presented in the audited financial statements because it results in a higher per share earnings than primary earnings per share or the reduction from primary earnings per share is not significant.

                               EXHIBIT 13

                      UNICO, INC. AND SUBSIDIARIES

                      ANNUAL REPORT TO STOCKHOLDERS

                  For the Year Ended February 28, 1997

Table of Contents









President's Letter to Stockholders                   Page  2


Selected Financial Data                              Page  4

Description of Business                              Page  5


Management's Discussion and Analysis of
Results of Operations and Financial Condition        Page  8


Report of Independent Auditors                       Page 12


Financial Statements                                 Page 13


Corporate Information                                Inside Front Cover

President's Letter to Stockholders

Dear Fellow Stockholder:

NOT AVAILABLE

NOT AVAILABLE


                                     Very truly yours,




                                     William N. Hagler

Selected Financial Data

RESULTS OF OPERATIONS

                                                               Year ended February
                                        1997           1996           1995           1994           1993
                                                       (in thousands except per share data)
Revenues
   Electrical capacity and energy      $   215        $   666      $   1,031       $  1,001       $  1,249
   Processing and terminalling
    agreements                             -               60             17             40            106
   Natural gas production                  245            141            193            257            266
   Petroleum product sales                 478            488            675          3,218         11,175
   Management fees and overhead
     cost recovery                         465            329            276            184             89
   Commissions                             -              116            126            -              -
   Rent and other income                    13             15             19            155              9
   Income (loss) from partnership
     investment                         (1,347)         1,030            989           (250)           -
       Total revenues                  $    69        $ 2,845      $   3,326       $  4,605       $ 12,894

Net income (loss) before
   income taxes                        $(1,044)       $   917      $   1,024       $   (488)      $     21

Net income (loss)                      $  (726)       $   542      $     706       $   (378)      $     23

Net income (loss) per common share     $ (0.74)       $  0.55      $    0.72       $  (0.39)      $   0.02

Cash flow from operations              $    11        $   (44)     $     228       $    (13)      $    403

Dividends declared per common share    $   -          $     -      $      -        $     -        $     -

FINANCIAL POSITION

                                   February 28,   February 29,   February 28,   February 28,   February 28,
                                       1997           1996           1995           1994           1993
                                                                 (in thousands)
Working capital                        $   863        $   173       $    470       $    836       $    913

Current ratio                           4.09:1         1.31:1         1.73:1         5.33:1         2.29:1

Total assets                           $ 3,178        $ 4,422       $  3,838       $  2,690       $  3,493

Long-term debt, including
   current portion                     $   197        $   310       $    396       $    226       $    341

Long-term debt, excluding
   current portion                     $     9        $   234       $    122       $    207       $     48

Stockholders' equity                   $ 2,803        $ 3,528       $  2,986       $  2,268       $  2,645

Long-term debt-to-equity ratio          .003:1           .07:1         .04:1          .09:1          .02:1

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

Refining

  The Company refines low-cost, heavy crude oil and other low gravity refined products into diesel fuel, fuel oils, and asphalt that are generally marketed on a wholesale basis in the intermountain region. IRC has experienced a sharp reduction in the availability of crude oil from it's traditional sources and has operated it's refinery only on a limited basis during the past four years. The Company is hopeful that a long term solution to the supply shortage can be resolved, but thus far has been unsuccessful in locating raw materials that would allow the economic operation of the facility. IRC periodically provides certain asphalt terminalling services wherein IRC receives fees and reimbursement of certain operating expenses directly related to the service provided.

Co-Generation

  The co-generation plant is capable of producing up to 3,000 kilowatts of electrical energy that has been sold to an electric company in the local area. When in operation, the plant produces all electricity and a portion of the steam used in the refining process thereby contributing some savings in refinery operating costs.

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

Employees

  As of February 28, 1997 and after giving effect to certain restructuring of employment arrangements which were effective on January 1, 1997, the Company employs 4 people, including officers of Unico. All of the employees work in the administrative offices of the Company in Farmington, New Mexico. Three of the employees are salaried and are employed on a full time basis and one is employed part time and paid on an hourly basis. On January 1, 1997, 26 full time employees who were employed by the Companies subsidiary Intermountain Chemical, Inc. were transferred to Sand Creek Chemical Ltd. Prior to that time, Sand Creek reimbursed the Company 100% of the employment costs incurred by the Company for these employees. Also effective on January 1, 1997, 3 employees who were employed by the Companies subsidiary Intermountain Refining were laid off. All of the full time employees including those transferred to Sand Creek Chemical Ltd., are eligible to participate in the Company's Employee Stock Ownership Plan, ("ESOP") and 401(k) Plan. None of the employees are represented by a union and the Company believes its employee relations to be satisfactory.

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

PROPERTIES

  All properties used by the Company in the conduct of its business are owned in fee. The Company's refinery is located on approximately 21 acres of fee-owned land in Fredonia, Arizona. Facilities include: a 4,000 barrel per day crude and vacuum distillation unit, a 3,000 kilowatt co-generation plant, boilers, cooling towers, offices, shops, control and electrical buildings, loading racks, storage tanks and associated ancillary facilities. In addition, the plant contains a reforming unit which is not currently employed in the refining operation. The co-generation plant was previously held under a 36 month lease requiring payments of $7,300 per month. The lease expired during 1996 and was carried on a month to month basis thereafter. In April, 1996, the Company acquired the generators from the lessor for approximately $27,000.

  The Company owns an interest in and operates 20 producing natural gas wells located in Southwestern Kansas. Developed proven reserves are estimated at 2,956 MMCF gross and 2,422 MMCF net to the Company's interest as of February 28, 1997. No reserve estimates have been filed with any Federal authorities or agencies.

  The Company owns a 7,000 square foot office building in Farmington, New Mexico. Approximately 30 percent of the office building is being fully utilized by the Company for its corporate office, tenants are leasing another 20 percent, while the rest is currently vacant and offered for lease to others. There are no outstanding mortgages on any of the properties owned by the Company with the excepting of a note for the generators with a monthly payment of approximately $851.


Management's Discussion and Analysis of Financial
Condition and Results of Operations


RESULTS OF OPERATIONS

  Fiscal 1997 compared to fiscal 1996

  Revenues decreased to $69,000 during fiscal 1997, down 98% from $2,845,000 realized in fiscal 1996. Net income decreased to a loss of $726,000, down 234% from a gain of $542,000 in the prior year. Cash flow from operations increased to $13,000, up 30% from a use of $44,000 experienced during fiscal 1996.

  The significant reduction in revenues is most notably attributed to the current period partnership loss allocations of $1,347,000 compared to income allocations of $1,030,000 received in 1996. The significant loss allocations during the current year are attributed to extensive scheduled and unscheduled repair cost experienced during the current year. Additionally, due to problems associated with the compressor drive system, production capability was limited during a significant portion of the year and market prices for methanol were low compared to higher than expected production costs for part of the year. During the winter months of the current year, natural gas costs increased to record levels which further contributed to operating losses and the methanol facility was shut down for approximately 20 days in January 1997 because it was not economically feasible to operate during the period of extremely high gas costs. Mechanical problems which limited production were resolved in December 1996 and natural gas prices have subsequently fallen to more traditional levels. In addition, methanol prices have improved and have remained firm throughout the spring of 1997 which should result in significate improvements in operating income allocations associated with this activity. Revenues associated with electric generation declined to $215,000, down from $666,000 in the prior year. The decline is electrical generation income was due to a change in the current year to providing electrical generation stand-by capacity operating the generators only when needed by the local customer. The stand-by generation arrangement was terminated as of January 1, 1997. Revenues associated with natural gas production improved to $245,000 during fiscal 1997, an increase of 74% over $141,000 during fiscal 1996. The increase is attributed to the renegotiation of the contract selling price effective in April 1996 and unanticipated high gas prices experienced during the winter heating season which resulted in a overall 107% increase in average sales prices. This increase was partially offset however by a 16% drop in production caused by lower summer demand and a lengthy processing plant outage in 1996. Revenues associated with petroleum product sales were relatively unchanged from the prior year. Management fees and administrative

Management's Discussion and Analysis of Financial
Condition and Results of Operations, Continued


salary reimbursements associated with the management of Sand Creek Chemical Ltd. increased to $465,000 during fiscal 1997 representing a 41% increase over last year. The increase was due to the increase in the annual management fee received from Sand Creek from $100,000 to $250,000 as was allowed under the partnership agreement upon the payoff of term debt in December 1995. Revenues associated with the COTI credit support agreement declined to zero from $116,000 received in fiscal 1996 as the agreement was terminated as of December 31, 1995. Rental income and other revenues remained relatively unchanged compared to fiscal 1996.

  Operating income (loss), by industry segment, before allocation of general corporate overhead for 1997 compared to 1996 was as follows:
                                                              Increase
         Segment                   1997           1996       (Decrease)

Refining                      $  (114,136)    $  (95,412)    $  (18,724)
Electrical generation             127,821       (147,733)       275,554
Gas production                    135,811            483        135,328
Methanol project                 (883,010)     1,357,172     (2,240,182)
Corporate overhead and other     (310,868)      (197,668)      (113,200)
                              $(1,044,382)    $  916,842    $(1,961,224)

The decline in refining income is attributed to a $5,000 decline in gross profits on sales and terminal fee revenues, and a $20,000 decline in interest earned on the investing of refinery cash partially offset by a combined $6,000 reduction in refinery administrative costs and depreciation expense. Effective as of January 1, 1997, the refinery was placed into a cold shutdown mode whereby it is anticipated that ongoing maintenance costs will be minimal. The Company is actively seeking new raw material supplies and alternative uses for the idle equipment. The substantial improvement in electrical generation earnings is attributed to the stand-by mode of operation of the generators which was put into place effective April 1, 1996. During the period April through December 1996, the generators were operated only briefly on an "as needed" basis while the Company received a stand-by capacity fee of $19,000 per month. In addition, the Company purchased the generators from the lessor in April 1996 which resulted in a reduction in monthly lease costs of $7,300 offset of course by a slight increase in interest expense and depreciation. With the exception of depreciation and property taxes, operating costs associated with the stand-by mode of operation were virtually eliminated. The stand-by arrangement was discontinued effective January 1, 1997 and the Company is currently seeking alternative applications for the generators. Earnings from the production and sale of natural gas increased by $135,000 over fiscal 1996. The increase is mainly attributed to the substantial improvement in revenues as previously mentioned. An additional improvement in natural gas earnings is attributed to the prior year recognition of a $28,000 loss on the write-off of capitalized investment costs of non-producing properties in Texas. The substantial decrease in earnings associated with methanol activities is mainly attributed to partnership loss allocations during fiscal 1997 compared to substantial gains reported for fiscal 1996. As previously reported, income allocations in 1996 included a $2,649,000 gain on the settlement of a long standing legal action, without which, the Company's share of loss allocations from 1996 would have been $1,619,000. Partnership operating losses, net to the Company's interest for 1997 were $1,347,000 which consisted of approximately $827,000 in major turnaround and repair costs incurred and $480,000 in losses from on going operations. Certain of the turnaround and repair costs were anticipated while others were unforseen equipment failures which resulted not only in additional repair costs but significant plant down time which contributed to operating losses associated with normal operations. Exclusive of Partnership loss allocations, income from methanol activities increased by $94,000 due to an increase in the management fee paid to the Company by Sand Creek. The $113,000 increase in losses associated with corporate overhead activities is attributed to the discontinuation of the COTI credit support agreement in December 1995.

Management's Discussion and Analysis of Financial
Condition and Results of Operations, Continued


  Fiscal 1996 compared to fiscal 1995

  Revenues decreased to $2,845,000 down 15% from $3,326,000 in fiscal 1995. Net income decreased to $542,000, down 23% from $706,000 in the prior year. Cash flow from operations decreased to a use of $44,000, down 119% from $227,000 provided by operations during the previous year.

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

  Operating income (loss), by industry segment, before allocation of general corporate overhead for 1996, compared to 1995 was as follows:
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

  The decline in refining income is mainly associated with the increase in the allocation of refining and co-generation operating costs due to a reduction in sales of electrical energy and capacity. The decline in electrical generation earnings is attributed to the significate decline in customer demand during 1996 coupled with higher fuel purchase costs. Efforts were implemented to reduce both operating costs for refining and co-generation activities including a renegotiation of the electric energy supply arrangement with the customer, a slight reduction in force due to attrition, and the acquisition of the electrical generators in March 1996 which allowed a significant savings in future costs. The reduction in natural gas production earnings is attributed to a significant decline in natural gas prices during 1996. The Company renegotiated its natural gas sales agreement to become effective April 1996 which was expected to improve earnings moderately in fiscal 1997. The improvement in earnings from the methanol production operation is attributed almost entirely to income allocations from the SCCLP partnership. During 1996, SCCLP experienced significant operating losses due to several unplanned mechanical problems with the methanol plant along with the rapid return to more traditional methanol product prices compared to the unusually high prices experienced during the latter part of 1995. Steps were taken to minimize unexpected mechanical problems with the plant, but product prices continue to be rather soft and it is anticipated that earnings associated with the partnership investment will be only break even in the coming year. The operating loss allocations recognized in 1996 were offset by income allocations from the partnership associated with the final settlement of litigation concerning the original construction of the facility. Losses associated with corporate overhead increased slightly during 1996 and were attributed to a slight increase in overhead costs and a reduction of rental income compared to 1995.

Management's Discussion and Analysis of Financial
Condition and Results of Operations, Continued


LIQUIDITY AND CAPITAL RESOURCES

  The Company had cash and cash equivalents of $349,000 at February 28, 1997 compared to $232,000 at February 29, 1996 representing a $117,000 increase during the current year. The increase is comprised of a $13,000 increase from operations, an $218,000 increase from investing activities offset by a $114,000 decrease from financing activities. Significant sources of cash during fiscal 1997 consisted of the receipt of $319,000 from Sand Creek Chemical representing a cash distribution for the payment of income tax liabilities associated with fiscal 1996 partnership income allocations, net redemptions of certificates of deposit of $228,000, the issuance of new debt of $27,000 and a $128,000 decrease in short-term investments previously held as collateral. Significant uses of cash during fiscal 1997 consisted of the payment of income taxes for fiscal 1996 of $408,000, the purchase of the previously leased generators for $27,000, an additional investment in preferred stock of Chatfield Dean of $100,000, the retirement of term debt of $140,000, and the issuance of a note receivable to Red Hills Manufacturing, Inc. for $310,000.

  Looking ahead to the coming year, capital requirements are viewed to be minimal as the Company has relativity little debt and management believes that cash flow from ongoing operations will be adequate to meet cash demands at least in the near future. Longer term, it will be necessary for the Company to final additional sources of cash flow to avoid depletion of working capital.

  Significant sources of cash in the coming year consist of management fees and administrative salary reimbursements to be received from Sand Creek Chemical currently amounting to $38,000 per month, cash flow from natural gas production and sales estimated to be approximately $10,000 per month,and receipt of income tax refunds attributed to the carryback of current year operating losses of approximately $340,000. Significant uses of cash in the coming year consist of monthly operating costs currently estimated to be $18,000 per month, and debt service of approximately of $2,500 per month. The Company has cash on hand sufficient to retire all of it's outstanding debt on a current basis.

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

FINANCIAL ACCOUNTING STANDARDS

  Transfer and Servicing of Financial Assets and Extinguishment of
Liabilities: The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Transfer and Servicing of Financial Assets and Extinguishment of Liabilities." This Statement requires that transferred assets could be derecognized only when control is surrendered, rather than when risks and rewards related to the asset are passed to another party. A liability would be extinguished when the creditor no longer has ultimate responsibility for the liability. This Statement has not had and is not anticipated to have a material impact on the Company's financial condition.

  Earnings per Share: Recently the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." It simplifies the standards for computing earnings per share, superseding the standards previously found in Opinion 15. It replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted

Management's Discussion and Analysis of Financial
Condition and Results of Operations, Continued



earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the earnings per share computation. This Statement will affect the financial statements issued by the Company after December 15, 1997.

  Disclosure of information about an Entity's Capital Structure:
The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about an Entity's Capital Structure." This Statement applies to all entities. Its requirements are a consolidation of those found in APB Opinions 10 and 15, and Statement of Financial Accounting Standards No. 47, and it eliminates the exemption of non public entities from certain disclosure requirements. This Statement will affect the financial statements issued by the Company after December 15, 1997.

Report of Independent Auditors











Stockholders and Board of Directors
Unico, Inc.


We have audited the accompanying consolidated balance sheets of Unico, Inc. and subsidiaries as of February 28, 1997 and February 29, 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended February 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unico, Inc. and subsidiaries as of February 28, 1997 and February 29, 1996, and the consolidated results of operations and cash flows for each of the three years in the period ended February 28, 1997, in conformity with generally accepted accounting principles.




                            Atkinson & Co., Ltd.

Albuquerque, New Mexico
May 1, 1997 (Except Note O, for which the date is May 14, 1997)

UNICO, INC.
Consolidated Balance Sheets



                                                                           February 28,        February 29,
                                                                               1997                1996

ASSETS

CURRENT ASSETS
  Cash and cash equivalents - Note E                                       $   349,055         $   232,409
  Certificate of deposit and short
    term investments - Note E                                                      -               356,858
  Accounts receivable - Notes B and E                                          114,685              88,392
  Accounts and accrued interest receivable
    from related parties - Note H                                                7,899              17,859
  Inventories - Note E                                                          20,861              36,316
  Income Tax refund receivable                                                 340,298                 -
  Notes receivable from related parties - Note H                               310,200                 -
     TOTAL CURRENT ASSETS                                                    1,142,998             731,834

PROPERTY, PLANT AND EQUIPMENT, at cost - Note E
  Land, buildings and improvements                                             434,327             434,327
  Equipment                                                                    164,930             217,349
  Crude oil refining equipment                                               1,183,333           1,183,333
  Co-generation facilities - Note D                                            290,298             263,348
  Oil and gas properties, (successful
    efforts method) - Notes L and M                                            894,400             894,400
                                                                             2,967,288           2,992,757
  Less accumulated depletion and depreciation                               (1,828,936)         (1,746,015)
                                                                             1,138,352           1,246,742

OTHER ASSETS
  Notes receivable - Note B                                                      9,318              10,818
  Investment in partnership - Note N                                           134,663           1,800,730
  Investment in Chatfield Dean - Note O                                        600,000             500,000
  Other assets and deferred charges, net - Note C                              152,359             131,624
                                                                               896,340           2,443,172


                                                                           $ 3,177,690         $ 4,421,748

Consolidated Balance Sheets, Continued



                                                                           February 28,        February 29,
                                                                               1997                1996

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                          $   87,033         $   106,327
  Taxes other than income taxes                                                  2,566               4,930
  Other accrued expenses                                                         3,115               4,063
  Income taxes payable - Note G                                                    -               367,151
  Current portion of convertible subordinated debentures
    payable to related parties - Notes F and H                                 178,000                 -
  Current portion of long-term debt - Note E                                     8,892              76,539
     TOTAL CURRENT LIABILITIES                                                 279,606             559,010

LONG-TERM DEBT, net of current portion - Note E                                  9,727              55,555

CONVERTIBLE SUBORDINATED DEBENTURES PAYABLE TO
  RELATED PARTIES - Notes F and H                                                  -               178,000

DEFERRED TAXES PAYABLE - Note G                                                 85,800             101,050

COMMITMENTS AND CONTINGENCIES - Notes D, E, I and N                                                    -

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value,
    authorized 8,000,000 shares, none
    outstanding
  Common stock, $0.20 par value,
    authorized 2,500,000 shares,
    issued and outstanding 986,590
    shares in 1997 and 1996 - Note A                                           197,318             197,318
  Additional paid in capital - Note A                                        2,042,576           2,042,576
  Retained earnings                                                            562,663           1,288,239
                                                                             2,802,557           3,528,133


                                                                           $ 3,177,690         $ 4,421,748






The accompanying notes are an integral part of these financial statements.

UNICO, INC.
Consolidated Statements of Operations



                                                                                         For the year ended
                                                                         February 28,        February 29,        February 28,
                                                                             1997                1996                1995

REVENUES
  Electrical capacity and energy                                         $   214,697         $   666,345         $ 1,031,084
  Processing and terminalling agreements                                         -                59,944              16,624
  Natural gas sales                                                          244,666             140,794             193,101
  Petroleum product sales                                                    478,662             488,488             674,712
  Income (loss) on investment in partnership - Note N                     (1,347,238)         (1,619,420)            988,548
  Income from partnership legal settlement - Note N                              -             2,649,156                 -
  Management fees and overhead cost recovery                                 465,210             328,815             276,747
  COTI commissions                                                               -               116,051             125,989
  Rent and other income                                                       12,947              14,468              19,577
                                                                              68,944           2,844,641           3,326,382
COSTS AND EXPENSES
  Cost of sales                                                              676,637           1,498,676           1,835,327
  General and administrative                                                 294,466             294,631             343,569
  Depletion, depreciation and amortization                                   135,340             140,483             128,388
  Bad debt expense                                                               -                   -                 3,815
  Gain on sale of assets                                                         -                   -                (2,127)
  Interest, net                                                                6,883              (5,991)             (6,703)
                                                                           1,113,326           1,927,799           2,302,269
INCOME (LOSS) BEFORE INCOME TAXES                                         (1,044,382)            916,842           1,024,113

  Provision (benefit) for income taxes - Note G
   Current                                                                  (303,556)            374,776             240,169
   Deferred                                                                  (15,250)                150              77,700
                                                                            (318,806)            374,926             317,869

   NET INCOME (LOSS)                                                      $ (725,576)        $   541,916         $   706,244


WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                                         986,590             986,590             975,132

EARNINGS PER COMMON SHARE
  Net income (loss) per share                                             $    (0.74)        $       0.55        $    0.7243







The accompanying notes are an integral part of these financial statements.

UNICO, INC.
Consolidated Statements of Cash Flows



                                                                                         For the year ended
                                                                         February 28,        February 29,        February 28,
                                                                             1997                1996                1995
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                                      $  (725,576)        $   541,916         $   706,244
  Adjustments to reconcile net income (loss) to net
    cash provided (used) by operating activities:
    Depreciation, depletion and amortization                                 135,340             140,483             128,388
    Deferred income taxes                                                    (15,250)                150              77,700
    Bad debt expense                                                             -                  -                  3,815
    Dry hole costs                                                               -                28,310                -
    Gain on sale of equipment                                                    -                  -                 (2,127)
    (Income) loss on investment in partnership                             1,347,238          (1,029,736)           (988,548)
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                             (16,333)             99,913             (62,943)
      (Increase) decrease in inventories                                      15,455              46,797             156,703
      Increase (decrease) in accounts payable
        and accrued expenses                                                 (22,606)                663             (59,356)
      (Increase) decrease in refundable deposits                               1,720                -                   (211)
      Increase (decrease) in income taxes accrued/receivable                (707,449)            127,195             267,798
  NET CASH FLOW PROVIDED (USED) BY OPERATING ACTIVITIES                       12,539             (44,309)            227,463

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of property and equipment                                        (26,950)               -                (30,433)
  Sale of equipment                                                              -                  -                 17,418
  Increase in cash value of life insurance polices                           (22,455)            (23,015)            (16,034)
  Increase in certificates of deposit and short-term investments              (6,616)            (52,309)            (12,145)
  Decrease in certificates of deposit and short-term investments             128,474                -                    -
  Redemption of certificates of deposit                                      235,000                -                    -
  Investment in partnership                                                      -                  -               (200,000)
  Cash distributions from partnership                                        318,829             417,554                -
  Investment in Chatfield Dean                                              (100,000)           (500,000)               -
  Issuance of notes receivable                                              (310,200)           (350,000)               -
  Collections of notes receivable                                              1,500             355,500              24,129
  NET CASH FLOW PROVIDED (USED) BY INVESTING ACTIVITIES                      217,582            (152,270)           (217,065)

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from issuing common stock                                            -                   -                 12,500
  Proceeds from issuing long-term debt                                        26,950                -                200,000
Payments on long-term debt                                                  (140,425)            (86,207)            (29,362)
  NET CASH FLOW PROVIDED (USED) BY FINANCING ACTIVITIES                     (113,475)            (86,207)            183,138

  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           116,646            (282,786)            193,536

  CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             232,409             515,195             321,659

  CASH AND CASH EQUIVALENTS AT END OF YEAR                               $   349,055         $   232,409           $ 515,195

The Company paid interest of approximately $29,000, $36,600, and $25,000 in 1997, 1996 and 1995, respectively.

The Company paid income taxes of $406,981 in 1997, $251,000 in 1996, and $1,700 in 1995 and received a refund of income taxes of $1,300 in 1997, $3,400 in 1996, and $27,800 in 1995.

The accompanying notes are an integral part of these financial statements.

UNICO, INC.
Consolidated Statements of Changes
in Stockholders' Equity



                                                             Additional                     Total
                                             Common Stock      Paid In        Retained   Stockholders'
                                 Shares        Par value       Capital        Earnings      Equity

BALANCE, February 28, 1994        974,090      $ 194,818    $ 2,032,576    $    40,079    $ 2,267,473

  Issuance of common stock         12,500          2,500         10,000            -           12,500

  Net income                         -              -              -           706,244        706,244

BALANCE, February 28, 1995        986,590        197,318      2,042,576        746,323      2,986,217

  Net income                         -              -              -           541,916        541,916

BALANCE, February 29, 1996        986,590        197,318      2,042,576      1,288,239      3,528,133

  Net loss                           -              -              -          (725,576)      (725,576)

BALANCE, February 28, 1997        986,590      $ 197,318    $ 2,042,576    $   562,663    $ 2,802,557
























The accompanying notes are an integral part of these financial statements.

UNICO, INC.
Notes to Consolidated Financial Statements
February 28, 1997


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

The Company's financial statements for the year ended February 28, 1997 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $725,576 for the year ended February 28, 1997 and several of the Company's revenue sources have substantially declined over the past year. Management recognizes that the Company must generate additional resources to replace its existing depleting revenue base. The Company has positive working capital and positive stockholders' equity at February 28, 1997. The Company also has no long-term debt service requirements at February 28, 1997. The Company's current declining revenue stream would allow the Company to sustain operations on an ongoing basis for at least the next fiscal year. Management's plans to enhance its revenue base include consideration of the sale of its refinery in Fredonia, Arizona, with a possible continued equity participation, acquisition of additional refinery equipment in other locations through a private placement offering, the sale of its interest in Sand Creek Chemical Limited Partnership, or other business transactions which would generate sufficient resources to assure continuation of the Company's operations.

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

Certificate of deposit and short-term investments: Although considered cash equivalents, the certificate of deposit and short-term investments in prior years were not considered cash equivalents given that they could not be liquidated in the near term due to now terminated collateral arrangements.

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

Investment in Partnership and Chatfield Dean: The investment in IC Partners Limited Partnership is accounted for under the equity method. The Company's share of the results of operations of the Partnership, when material, are reflected in the results of operations of the Company. Cash distributions from the Partnership are reflected as a reduction of the investment in the Partnership. Summarized financial information for IC Partners Limited Partnership has been presented in Note N to these financial statements. The investment in Chatfield Dean is reported at cost and is discussed in Note O to these financial statements.

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

Reclassifications:   Certain reclassifications have been made to the
1996 and 1995 financial statements to conform with the 1997 presentation.

Estimates:   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Fair Value of Financial Instruments:   The carrying amount of cash and
cash equivalents, certificates of deposit and short-term investments, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of theses amounts. The carrying amount of the Company's notes receivable, long-term debt and debentures approximate fair value because the interest rates are at or near market value.

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

Notes receivable consists of a note to a related party for $310,200 (See Note H), and a $9,318 note, due in monthly installments through 2000, secured by various collateral including real estate and equipment. The Company uses the specific write-off method of accounting for bad debts.

Credit sales of petroleum products to wholesale distributors and other refiners represents a concentration of credit risk as such customers are subject to the same regional and industry wide economic conditions as the Company. Credit losses relating to this segment have generally been within management's expectations.

NOTE C - OTHER ASSETS AND DEFERRED CHARGES

Other assets and deferred charges consist of the following:
                                           February 28, February 29,
                                               1997       1996

  Cash value of life insurance contracts     $ 149,543   $ 127,088
  Utility and license deposits                   2,816       4,536
                                             $ 152,359   $ 131,624


NOTE D - CO-GENERATION  FACILITIES

IRC installed energy co-generation facilities at its refinery and commenced operations of the co-generation equipment in February 1986. The co-generation facilities and certain ancillary equipment had been acquired under an operating lease with the manufacturer of the equipment. In January 1993, the original lease of the co-generation facilities expired and a new operating lease was negotiated. The new lease had a term of three years with fixed monthly lease payments of $7,300. As of February 29, 1996, the lease had expired and continued on a month to month basis pending re-negotiation of the lease. In April 1996, the Company acquired the generators from the lessor for $26,950.

In conjunction with the operation of the co-generation facilities, IRC had entered into an agreement with a local utility company for the sale of electrical capacity and energy. Revenues from the sale of electrical generating capacity and energy were approximately $215,000 in 1997, $666,000 in 1996, and $1,031,000 in 1995, and rental expense under the operating lease was approximately $7,300 in 1997, $88,000 in 1996, and $88,000 in 1995.


NOTE E - LONG-TERM DEBT

Long-term debt consists of the following:
                                                    February 28,  February 29,
                                                       1997          1996
Prime rate plus 1.05% variable rate, (9.3% at 2/29/96),
  note payable to a bank, payable in monthly
  installments of $1,800 including interest, with
  remaining principal due on 08/17/96, secured by
  real estate with approximate net book value
  of $145,000 at February 29, 1996.  This note was fully
  retired during 1997.                              $     -        $   9,872

Bank rate plus 1% variable rate, (9.25% at 2/29/96),
  note payable to a bank, due on 11/30/97, payable
  in monthly installments of $5,557 plus interest,
  secured by a $128,474 money fund investment account, accounts receivable, inventories, and oil and gas properties.  This
  note was fully retired during 1997.                     -           122,222

Note payable to Caterpillar Financial Services, fixed rate of 9%, due in monthly installments of $851 per month through 03/01/99.
  Secured by co-generation equipment with a book value
  of $25,100 as of February 28, 1997.                  $  18,619         -
                                                          18,619     132,094
Less current portion                                      (8,892)    (76,539)
                                                       $   9,727   $  55,555

Maturities of long-term debt at February 28, 1997, are as follows:

  February 28

     1998                                     $  8,892
     1999                                        9,727
                                              $ 18,619

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

Interest expense related to these debentures was approximately $18,700 in 1997, $18,700 in 1996 and $18,700 in 1995.

NOTE G - INCOME TAXES

Income tax expense (benefit) differs from income tax at the statutory rate of 34% as follows:

                                     February 28,   February 29,  February 28,
                                         1997          1996          1995

  Income taxes at statutory rate            (34)%       34 %         34 %
  State income taxes                          -          4 %          1 %
  Graduated tax rates                         - %        -            - %
  Expiration (utilization) of investment
    tax credit carryforwards                  3 %        - %         (3)%
  Other (net)                                 1 %        3 %         (1)%
  Income tax expense (benefit)              (30)%       41 %         31 %

Income tax expense (benefit) for the periods ended February 28, 1997, February 29, 1996 and February 28, 1995 consists of the following:

                                          1997         1996       1995
  Current
    Federal                            $(308,506)   $ 336,666  $ 221,431
    State                                  4,950       38,110     18,738
  Deferred
    Federal                              (15,250)         150     77,700
    State                                   -            -          -
                                       $(318,806)   $ 374,926  $ 317,869

As of February 28, 1997, there were no net operating loss carry forwards or unused investment tax credit carry forwards for Federal income tax purposes. As of February 28, 1997 there were approximately $798,000 in operating loss carry forwards for state income tax purposes which expire in 5 to 15 years depending on the State to which the carry forwards are allocated. No deferred tax assets have been provided for on the state carryforwards as the realization of those carryforwards is uncertain and the amount would be immaterial.

Deferred taxes payable as of February 28, 1997 and February 29, 1996 consist of the following:

                                               1997       1996
  Deferred tax liability arising from
    using accelerated depreciation
    for income tax purposes                  $ 73,950  $  90,050

  Deferred tax liability arising from
    bases differences in investment in partnership
    for financial and tax reporting purposes   11,850     11,000

  Deferred taxes payable                     $ 85,800  $ 101,050

NOTE H - RELATED PARTY TRANSACTIONS

The Company is obligated under debentures payable to an officer, director and stockholder totaling $160,000 at February 28, 1997 and at February 29, 1996. Interest expense on the debentures was approximately $17,000 in 1997, 1996 and 1995.


The Company is also obligated under debentures payable to other related parties in the amount of $18,000 at February 28, 1997 and February 29, 1996.

In conjunction with the Company's management of SCCLP's Commerce City, Colorado methanol production facilities, the company receives certain payments and reimbursements of payroll and related costs. All payments, with the exception of a basic monthly management fee are based on actual costs accrued by the Company. Management fees paid to the Company were $20,833 per month from December 1995 through February 1997, and $8,333 per month from March 1995 through November 1995.
                                        1997        1996        1995

  Direct payroll and benefits      $ 1,045,426  $ 1,218,879  $ 1,156,741
  Management fees and overhead costs   465,210      328,815      276,747
  Liquified CO2 sales                      -         19,997      149,889
  CO2 tank rental                          -           -          36,868
                                   $ 1,510,636  $ 1,567,691  $ 1,620,245

Amounts receivable from SCCLP for these transactions were $520 as of February 28, 1997 and $16,547 as of February 29, 1996.

In addition to payments received from SCCLP in conjunction with the Company's management of SCCLP, the Company has also received cash distributions associated with its investment in SCCLP. The Company received $318,829 in 1997 and $417,554 in 1996 representing the estimated tax liabilities associated with taxable partnership income allocations through February 1996.

On November 1, 1996, IRC issued an 8%, $325,000 revolving line of credit to Red Hills Manufacturing, Inc. ("RHMCO)" a New Mexico Corporation controlled by certain current and former officers and employees of IRC. The revolving line of credit was established to facilitate the purchase of certain woodworking equipment and to fund start-up working capital requirements of RHMCO. The revolving credit line is scheduled to terminate on December 31, 1997 and is secured by cash, accounts receivable, inventories and equipment owned by RHMCO. The balance outstanding on the revolving credit line as of February 28, 1997 was $310,200. In addition, as of February 28, 1997, RHMCO was indebted to the Company in the amount of $1,500 for travel expenses and $5,900 in accrued interest on the revolving credit line. RHMCO is currently occupying unutilized building space owned by IRC in exchange for certain maintenance and monitoring services required by IRC.

NOTE I - COMMITMENTS AND CONTINGENCIES

Reservation of Common Stock: At February 28, 1997, the Company has 11,125 shares of common stock reserved for issuance under stock purchase warrants outstanding and 22,250 shares of common stock reserved for the contingent conversion of subordinated debentures. Holders of convertible debentures were issued warrants to purchase common stock at $5.00 per share that expired on September 17, 1990. In consideration to those holders that agreed to extend the maturity date of debentures held by them, the Company extended the expiration date on the associated warrants to purchase 11,125 shares of common stock, until September 17, 1997.

Contingent   Liability  for  Partnership  Obligations:   The Company's
wholly-owned subsidiary Intermountain Chemical, Inc. ("IC"), serves as the general partner to Sand Creek Chemical Limited Partnership. Accordingly, IC is contingently liable to creditors of the Partnership for debt, other than non-recourse debt, incurred by the Partnership. As of February 28, 1997 the Partnership had approximately $1,817,000 of accounts payable to creditors of the Partnership.

Guarantee of Debt of Others: In January 1994, the Company agreed to provide credit support to Consolidated Oil and Transportation, Inc. ("COTI") in the form of guarantees of commercial credit and stand by letters of credit. COTI is a marketer and transporter of heavy fuel oils and asphalt. The agreement between the parties provided for the Company to obtain a collateral position in COTI, subordinated to commercial lenders to COTI. In exchange for credit support provided to COTI, the Company received a commission of 8.75% of the gross profits of COTI. The Company does not have an ownership interest in COTI. The Agreement expired on December 31, 1995 and has not been renewed. However, the Company continues to be the guarantor on one account. As of the date of this report, commitments to creditors of COTI amount to approximately $1,944,000 under a railcar lease agreement. The railcar lease guarantee relates to a 5 year lease of 100 railcars and the limit of the guarantee is reduced by $648,000 annually as long as COTI is not in default under the terms of the lease. The Company believes that COTI has sufficient working capital to satisfy its outstanding obligations secured by the guarantee.

During 1996, the Company provided a $35,000 certificate of deposit to a bank as security for the issuance of a standby letter of credit to a natural gas transportation provider for Sand Creek Chemical Limited Partnership. Sand Creek subsequently provided it's own certificate as security for the letter of credit and the bank returned the $35,000 certificate of deposit to the Company during 1997.

The Company has been involved in the manufacture, storage, and sale of petroleum products since 1979, which exposes the Company to potential claims for environmental remediation costs, if any, of sites previously operated by the Company. The Company is not aware of any claims pending for such sites.

NOTE J - EMPLOYEE STOCK OWNERSHIP AND 401(k) PLANS

Effective for the year ended February 28, 1989, the Company adopted an ESOP for the benefit of all of its full time employees. Company contributions to the plan are determined at the discretion of the Company and are limited to the maximum amount deductible for income tax purposes. Eligible employees include all full time employees with a minimum of six months of service as of any anniversary date of the plan and vesting shall take place on a six year graded basis applied retroactive as of the effective date of the plan. The Company made no contributions to the ESOP during 1997, 1996, or 1995.

In 1994, the Company adopted a 401(k) Plan for the benefit of all its full time employees. Company contributions to the Plan are determined at the discretion of the Company and are limited to the maximum amount deductible for income tax purposes. Eligible employees include all full time employees with a minimum of six months of service as of a semi-annual anniversary date of the plan. Employees are 100% vested in all voluntary contributions and vesting in Company contributions is on a six year graded basis applied retroactive as of the effective date of the plan. Company contributions to the Plan were $0 for 1997, $11,758 for 1996, and $11,569 for 1995.

NOTE K - FINANCIAL  INFORMATION  RELATING  TO  INDUSTRY  SEGMENTS

The Company's major industry segments are petroleum refining and processing, electrical co-generation, natural gas production, and methanol plant operations. Selected financial information relating to these segments is as follows:

                                                     Years Ended
                                      February 28,  February 29,  February 28,
                                          1997           1996          1995
                                             (Dollars in thousands)
REVENUES
  Petroleum refining and processing   $   478       $   528        $   667
  Electrical co-generation                215           666          1,031
  Natural gas production                  245           141            193
  Methanol plant operations              (882)        1,379          1,415
  Other                                    13           131             20
                                      $    69       $ 2,845        $ 3,326

OPERATING PROFIT (LOSS)
  Petroleum refining and processing    $  (91)      $   (47)       $   (42)
  Electrical co-generation                  66           (4)            -
  Natural gas production                    60          (43)             2
  Methanol plant operations             (1,086)        1,016         1,059
  Other                                      7            (5)            5
                                       $(1,044)      $   917       $ 1,024

IDENTIFIABLE ASSETS
  Petroleum refining and processing    $ 1,008       $ 1,096       $ 1,455
  Electrical co-generation                 132           179           201
  Natural gas production                   467           435           506
  Methanol plant operations                136         1,893         1,240
  Other                                  1,435           819           436
                                       $ 3,178       $ 4,422       $ 3,838

DEPRECIATION, AMORTIZATION AND DEPLETION
  Petroleum refining and processing    $    66       $    64       $    73
  Electrical co-generation                  15             -             8
  Natural gas production                    39            43            34
  Methanol plant operations                 14            24            12
  Other                                      1             9             1
                                       $   135       $   140       $   128



                                                     Years Ended
                                      February 28,   February 29,  February 28,
                                         1997           1996          1995
                                                (Dollars in thousands)

CAPITAL EXPENDITURES
  Petroleum refining and processing    $   -          $   -          $   -
  Electrical co-generation                  27            -               29
  Natural gas production                   -              -              -
  Methanol plant operations                -              -              -
  Other                                    -              -                1
                                       $    27        $   -          $    30

Sales of crude oil during 1997 were made substantially to one customer. Sales to the customer during 1997 were $479,000.

Electrical energy and capacity is sold substantially to one customer. Sales of energy and capacity to the customer were $215,000 for 1997, $666,000 for 1996, and $1,031,000 for 1995.

The Company sells substantially all natural gas produced from the Kansas gas properties to one customer. Natural gas sales to the customer, net to the Company's interest, totaled $250,000 for 1997, $135,000 for 1996, and $184,000 for 1995.

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

Capitalized Costs: Capitalized costs relating to oil and gas producing activities, as of February 28, 1997 and February 29, 1996 are as
follows:
                                         1997        1996
  Proved gas properties                $ 894,400   $ 894,400
  Unproved oil and gas properties           -          -
  Less accumulated depletion            (505,928)   (471,940)
  Net capitalized costs                $ 388,472   $ 422,460

Results of Operations: Results of operations of oil and gas producing activities, excluding overhead and interest allocations, for the years ended February 28, 1997, February 29, 1996 and February 28, 1995 are as follows:

                                               1997        1996       1995
  Revenues
    Natural gas sales                       $ 244,666   $ 140,794  $ 193,101

  Costs and Expenses
    Operating costs                            72,576      98,384     74,331
    General and administrative                  2,992       1,703      2,451
    Depletion, depreciation and amortization   33,988      40,224     28,303
                                              109,556     140,311    105,085

  Pre-tax net income (loss)                   135,110         483     88,016
  Income tax expense                           45,937         164     29,925
  Net income (loss)                         $  89,173    $    319   $ 58,091

NOTE M - GAS RESERVE DATA AND SUPPLEMENTAL DATA (UNAUDITED)

In accordance with Statement of Financial Accounting Standards No. 69, the following unaudited information is presented with regard to the Company's proved gas reserves. Information for gas is presented in million cubic feet (MMcf) except where otherwise indicated in thousand cubic feet (Mcf).

Production: The Company's net gas production, average sales price and production cost for the years ended February 28, 1997, February 29, 1996 and February 28, 1995 are as follows:

                                         1997      1996     1995
  Net gas production (Mcf)               211,723   250,568  176,317
  Average sales price ($/Mcf)           $ 1.1556  $ 0.5619 $ 1.0952
  Average production cost ($/Mcf)       $ 0.3569  $ 0.2865 $  .4355

Reserves: On July 1, 1988 the Company acquired certain natural gas producing properties, (See Note L).The gas reserves are located primarily in Western Kansas and are based upon the Jerry R. Bergeson & Associates Petroleum Engineers Reserve Report, dated May 10, 1991 and reserve information developed internally by the Company. Estimated net quantities of proved developed and proved undeveloped gas reserves as of February 28, 1997 and February 29, 1996 are as follows:
                                         1997      1996
                                        (MMcf)    (MMcf)
  Proved developed                         2,422     2,634
  Proved undeveloped                         -         -
                                           2,422     2,634

Statement of Changes in Quantities of Proved Developed and Undeveloped Gas Reserves for the years ended February 28, 1997, February 29, 1996 and February 28, 1995 are as follows:

                                         1997       1996     1995
                                        (MMcf)     (MMcf)   (MMcf)
  Proved reserves - beginning of year      2,634     2,884    3,061
  Adjustment to reserves                     -           1       (1)
  Production                                (212)     (251)    (176)
  Proved reserves - end of year            2,422     2,634    2,884

The Standardized Measure of Discounted Future Net Cash Flows relating to Proved Gas Reserves as of February 28, 1997 and February 29, 1996 are as follows:
                                            1997        1996
                                          ($/1000)    ($/1000)
  Future cash inflows                    $   2,799   $  1,480
  Future production costs                     (864)      (755)
  Future income tax expense                   (541)      (106)
  Future net cash flow                       1,394        619
  Ten percent discount factor                 (635)      (266)
  Standardized measure of discounted
    future net cash flows                $     759   $    353

Changes in the Standardized Measure of Discounted Future Net Cash Flows From Proved Gas Reserve Quantities for the years ended February 28, 1997, February 29, 1996 and February 28, 1995 are as follows:

                                                      1997      1996     1995
                                                   ($/1,000) ($/1000) ($/1000)
  Standardized measure - beginning of year         $    353  $   619  $   754
  Adjustment to reserves                                -        -        -
  Sales, net of production costs
    and income taxes                                   (122)     (59)     (86)
  Accretion of discount (including
    changes in present value due to
    price changes)                                      528     (207)     (49)
  Standardized measure - end of year               $    759  $   353  $   619


Developed and Undeveloped Acreage: The following summarizes the Company's gross and net undeveloped and developed acreage at February 28, 1997 and at February 29, 1996:

                                            1997                 1996
                                       Gross    Net        Gross     Net
Developed Acreage
  Kansas                             11,568    9,324      11,568    9,324

Undeveloped Acreage                     -        -           -        -

"Gross Acres" refers to the number of acres in which the Company owns a working interest. "Net Acres" refers to the sum of the fractional working interest owned by the Company in gross acres.

Other: The Company held interests, at February 28, 1997 and February 29, 1996, in the following wells, none of which are multiple completion wells:

                                      1997                 1996
                                   Gross     Net      Gross     Net

  Producing gas wells                20    16.12      20      16.12

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

The Company's share of income/loss allocations for the calendar year ended December 31, 1994, for the two month period ended, February 28, 1995, the fiscal year ended February 29, 1996 and the fiscal year ended
February 28, 1997 are as follows:

                                                   INCOME (LOSS) FROM OPERATIONS
                                                                                 IC & GTGI
      Partnership                       SCCLP         IC-LP       IC & GTGI      Effective
      Year Ended                    Income (Loss)  Income (Loss) Income (Loss)  Allocation %

  December 31, 1994                   4,873,925      3,411,748     2,208,397       45.6%
  2 months ended
    February 28, 1995 (Unaudited)     2,863,726      2,004,609     1,717,951       60.0%
  February 29, 1996                  (2,699,032)    (1,889,322)   (1,619,420)      60.0%
  February 28, 1997                  (2,245,397)    (1,571,778)   (1,347,238)      60.0%

                                   INCOME (LOSS) FROM SALE OF ASSETS AND LEGAL SETTLEMENT
                                                                                IC & GTGI
      Partnership                      SCCLP          IC-LP       IC & GTGI      Effective
      Year Ended                   Income (Loss)  Income (Loss)  Income (Loss)  Allocation %

  December 31, 1994                       -             -              -            -
  2 months ended February 28, 1995
    (Unaudited)                           -             -              -            -
  February 29, 1996                  6,346,570     4,442,599      4,235,574       66.7%
  February 28, 1997                       -             -              -            -

Changes in the Company's investment in IC-LP, accounted for using the equity method, for the three most recent fiscal years is as follows:
                                   Investment                      Cash
        Fiscal                     Beginning   Income (Loss)    Investment     Investment
      Year Ended                    of Year     Allocations   (Distributions)  End of Year
                                                    (1)             (2)
  IC General Partner:
  February 28, 1995                    -             -               -              -
  February 29, 1996                    -        1,156,590 (1)     (22,244)     1,134,346
  February 28, 1997               1,134,346      (848,760)       (267,607)        17,979

  GTGI - Limited Partner:
  February 28, 1995                              -988,548         200,000      1,188,548
  February 29, 1996               1,188,548      (126,854)       (395,310)       666,384
  February 28, 1997                 666,384      (498,478)        (51,222)       116,684

(1) Total losses allocated to the IC through the year ended February 28, 1994 totaled $4,774,218. The allocated losses recognized in 1994 represented only allocated losses to the extent of its basis in the investment. Income allocated to IC for the year ended February 28, 1995 totaled $2,924,733. The remaining unrecognized loss of $1,599,385 as of February 28, 1995 was carried forward and utilized to offset allocations of income from the legal settlement of $3,776,209 in 1996. The net amount of income allocations recognized for 1996 includes an allocated operating loss of $1,020,234.

(2) Cash distributions to partners are restricted until such time as the note payable to GECC is fully paid and cash reserves for future plant rental payments have been established at contractually established
levels.   However, cash distributions are made to partners to the extent that income allocations result in taxable income to individual partners. The Company received cash distributions for estimated income tax liabilities for income allocations of $318,829 in 1997 and $417,534 in 1996.


Although the Company owns a greater than 50% ownership in IC-PL through its wholly owned subsidiaries, management has determined that control does not rest with the Company and therefore IC-PL has not been consolidated with the Company's financial statements.

Financial statements for IC-LP consist only of its investment in SCCLP and specific disclosure herein is not considered necessary.

Condensed balance sheet information for SCCLP as of February 28, 1997, February 28, 1996 and February 28, 1995 is as follows:
                                        February     February     February
                                          1997         1996         1995
                                        (Audited)   (Unaudited)   (Audited)
                                         $/1000       $/1000       $/1000
  Current assets                         $ 2,381    $   5,100     $  8,303
  Property, plant and
    equipment (net)                          461          433        2,173
  Other assets (net)                         229          250          479
    Total Assets                         $ 3,071    $   5,783     $ 10,955

  Current liabilities                    $ 1,993    $   1,614     $  1,220
  Long-term debt (net of
    current portion)                         -           -           5,123
  Other liabilities                          -           -           3,429
  Partners' capital (deficit)              1,078        4,169        1,183
    Total liabilities and
      partners' capital                  $ 3,071    $   5,783     $ 10,955

Condensed results of operations for SCCLP for the years ended February 28, 1997, and February 29, 1996, the 2 months ended February 28, 1995, and the year ended December 31, 1994 is as follows:

                                                                2 Months
                                February 28,  February 29,        Ended
                                   1997          1996      2/28/95      1994
                                 (Audited)        (1)         (1)     (Audited)
                                  $/1000        $/1000       $/1000     $/1000

  Revenues                      $  9,847$       7,767     $  4,618    $ 16,319
  Costs and expenses             (12,116)     (10,192)      (1,674)    (11,153)
  Interest expense (net)              89          (72)         (42)       (580)
  Depreciation and amortization      (65)        (202)         (39)       (191)
  Income (loss) from operations   (2,245)      (2,699)       2,863       4,395
  Extraordinary item                 -          6,347          -           479
    Net income (loss)           $ (2,245)    $  3,648     $  2,863    $  4,874

(1) Effective as of January 1, 1995, SCCLP changed its year end to February 28. While the 2 month stub period ended February 28, 1995 and the 12 month period ended February 29, 1996 have not separately been subjected to an independent audit, the combined 14 month period ended February 29, 1996 has been audited.

NOTE O - INVESTMENT IN CHATFIELD DEAN

Proposed Merger: On January 15, 1996 the Company executed a Letter of Intent with Chatfield Dean & Co., ("Chad") setting out the terms of a proposed acquisition, by the Company, of all of the outstanding Common and Preferred stock of Chad. On July 20, 1996, the Company and Chad executed a definitive merger agreement. On February 10, 1997, the Company filed a Form S-4 with the Securities and Exchange Commission ("SEC") and received comments on the Form S-4 from the SEC on March 27, 1997. On May 14, 1997, the merger agreement was terminated by mutual agreement of the parties. There are no current plans to renegotiate the merger agreement and the Form S-4 currently pending with the SEC will be withdrawn.

Investment in Chatfield Dean: On January 13, 1996, the Company acquired 50,000 shares of Chatfield Dean & Co., Inc., (Chatfield Dean) Series B 7% commutative preferred stock directly from Chatfield Dean for $500,000. The shares have not been registered with the SEC and are therefore restricted. The shares are redeemable by Chatfield Dean upon the occurrence of certain events for an amount equal to $10 per share, plus unpaid accumulated dividends plus a premium ranging from $1 to $5 per share depending upon the length of time the shares are outstanding. In addition to the shares acquired, the Company received 50,000 warrants to purchase 50,000 shares of Chatfield Dean common stock with an exercise price of $0.01 per share. The warrants are exercisable at any time for ten years after January 1, 1997.

On March 8, 1996, the Company purchased 10,000 shares of Chatfield Dean Series A 7% cumulative, convertible preferred stock directly from Chatfield Dean for $100,000. The shares have not been registered with the SEC and are therefore restricted. The shares are convertible into Chatfield Dean common stock at any time at the option of the Company at the ratio of 1 share for 3.33 shares of common stock subject to certain events. The shares may be redeemed by Chatfield Dean for the original issue price of $1 per share plus $1 per share for each year after issuance up to a maximum of $15 per share. During the fiscal year ended February 28, 1997, the Company received $1,517 in dividends on this investment.

Both the 50,000 shares of Series B and the 10,000 shares of Series A preferred stock were, under the now terminated merger agreement, to be sold to a third party prior to closing of the merger. In the absence of the agreement, the Company, through the assistance of Chad, intends to seek a buyer for or other disposition of the shares. As the shares are not publicly traded and there is currently no apparent market for the shares, the liquidity of this investment is questionable. However, it is believed that the shares can ultimately be sold or disposed of without material loss to the Company and in the opinion of Management, the establishment of a valuation allowance is not necessary at this time.

NOTE P - FINANCIAL ACCOUNTING STANDARDS

  Transfer and Servicing  of Financial Assets and Extinguishment of
Liabilities: The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Transfer and Servicing of Financial Assets and Extinguishment of Liabilities." This Statement requires that transferred assets could be derecognized only when control is surrendered, rather than when risks and rewards related to the asset are passed to another party. A liability would be extinguished when the creditor no longer has ultimate responsibility for the liability. This Statement has not had and is not anticipated to have a material impact on the Company's financial condition.

  Earnings per Share: Recently the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." It simplifies the standards for computing earnings per share, superseding the standards previously found in Opinion 15. It replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the earnings per share computation. This Statement will affect the financial statements issued by the Company after December 15, 1997.

  Disclosure of information about an Entity's Capital Structure: The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about an Entity's Capital Structure." This Statement applies to all entities. Its requirements are a consolidation of those found in APB Opinions 10 and 15, and Statement of Financial Accounting Standards No. 47, and it eliminates the exemption of non public entities from certain disclosure requirements. This Statement will affect the financial statements issued by the Company after December 15, 1997.

Corporate Information




QUARTERLY STOCK PRICES

         The Company's $0.20 par
value common stock is traded
over the counter and is quoted
on NASDAQ as "UNRC".  On April
30, 1997, there were
approximately 499 holders of
the Company's common stock,
including 224 holders of record
and an estimated 275 holders
whose shares are held in
"street-name".  No dividends
have been declared on the
Company's common stock and
there are no plans to pay any
dividends in the foreseeable
future.  The quarterly range of
the high and the low bid
information for the Company's
common stock for the most
recent two fiscal years, is as
follows:


                   Bid Prices
Quarter Ended          High    Low

February 28, 1995     2 1/8    2
May 31, 1995          2 5/8    2
August 31, 1995       2 5/8    2 1/4
November 30, 1995     2 3/4    2 1/4
February 29, 1996     3        2
May 31, 1996          4 1/8    2 1/2
August 31, 1996       3 1/2    2 1/4
November 30, 1996     3 1/2    2
February 28, 1997     2 1/2    1 3/4

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

                     REPORT OF INDEPENDENT AUDITORS

                          ATKINSON & CO., Ltd.
                      Certified Public Accountants

               Report of Independent Auditors on Schedules





Stockholders and Board of Directors
Unico, Inc.


In connection with our audit of the consolidated financial statements of Unico, Inc. and subsidiaries referred to in our report dated May 1, 1997, which is included in the annual report to security holders and incorporated by reference in Part II of this form, we have also audited Schedule II for each of the three years in the period then ended. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




Atkinson & Co., Ltd.


Albuquerque, New Mexico
May 1, 1997

                                EXHIBIT

                             Item 14 (d) (1)

        SEPARATE FINANCIAL STATEMENTS OF UNCONSOLIDATED ENTITIES

                   FINANCIAL STATEMENTS AND REPORT OF
                          INDEPENDENT CERTIFIED
                           PUBLIC ACCOUNTANTS


                 SAND CREEK CHEMICAL LIMITED PARTNERSHIP


                          February 28, 1997 and
                            February 29, 1996

                                CONTENTS

                                                  Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS   1

FINANCIAL STATEMENTS

   BALANCE SHEETS as of February 28, 1997
     and February 29, 1996                           2

   STATEMENTS OF OPERATIONS for the year ended
     February 28, 1997 and for the fourteen
     month period ended February 29, 1996            4

   STATEMENTS OF PARTNERS' CAPITAL
     for the year ended February 28, 1997 and
     for the fourteen month period ended
     February 29, 1996                               4

   STATEMENTS OF CASH FLOWS for the year ended
     February 28, 1997 and for the fourteen
     month period ended February 29, 1996            5


   NOTES TO FINANCIAL STATEMENTS                  6-11

SAND CREEK CHEMICAL LIMITED PARTNERSHIP
Balance Sheets





                                                                           February 28,        February 29,
                                                                            1997                1996
ASSETS

CURRENT ASSETS
  Cash and cash equivalents - Notes A, D and H                             $   882,511         $ 4,087,719
  Certificate of deposit - Note F                                               35,000                 -
  Accounts receivable - Notes B and D                                        1,049,996             608,598
  Inventories - Notes A and D                                                  304,577             294,253
  Prepaid expenses                                                             109,139             109,200
    TOTAL CURRENT ASSETS                                                     2,381,223           5,099,770

PROPERTY AND EQUIPMENT, at cost - Notes A and D
  Land                                                                         276,000             276,000
  Equipment                                                                    203,036             131,664
  Vehicles                                                                      15,011              15,011
  Furniture and fixtures                                                       116,955             116,955
                                                                               611,002             539,630
  Less accumulated depreciation and amortization                              (150,093)           (106,197)
                                                                               460,909             433,433

OTHER ASSETS
  Other assets and deferred charges,
  net - Notes A and C                                                          229,275             250,205


                                                                           $ 3,071,407         $ 5,783,408

Balance Sheets, Continued






                                                                           February 28,        February 29,
                                                                               1997                1996

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
  Accounts payable                                                         $   813,127         $   531,830
  Accounts payable to related parties - Note E                                     -                15,912
  Property and other taxes payable                                             412,960             299,898
  Accrued plant lease payable - Note G                                         175,833             175,833
  Deferred sales discounts and other
   credits - Notes F and I                                                     590,955             590,955
  Revolving credit line - Note D                                                   -                   -
 TOTAL CURRENT LIABILITIES                                                   1,992,875           1,614,428



COMMITMENTS AND CONTINGENCIES - Note F                                             -                   -


PARTNERS' CAPITAL - Notes F and J                                            1,078,532           4,168,980


                                                                           $ 3,071,407         $ 5,783,408




















The accompanying notes are an integral part of these financial statements.

SAND CREEK CHEMICAL LIMITED PARTNERSHIP
Statements of Operations



                                                                           For the         For the fourteen
                                                                          year ended          months ended
                                                                         February 28,         February 29,
                                                                             1997                1996

REVENUES
  Methanol sales                                                           $ 9,011,308        $ 11,971,232
  Fuel gas sales                                                               285,513             394,489
  Other - Note K                                                               550,312              19,635
                                                                             9,847,133          12,385,356
COSTS AND EXPENSES
  Cost of sales - Note E                                                    11,373,361          10,553,400
  General and administrative - Note E                                          743,799             966,366
  Depreciation and amortization                                                 64,826             241,337
  Litigation expenses - Note F                                                     -                46,012
  Loss on sale of equipment                                                        -                    35
  Settlement of Conoco litigation - Note F                                         -               300,000
  Interest, net                                                                (89,456)            113,512
                                                                            12,092,530          12,220,662

EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM                                   (2,245,397)            164,694

EXTRAORDINARY ITEM
  Settlement of CDK litigation - Note F                                            -             6,346,570

NET EARNINGS (LOSS)                                                        $(2,245,397)        $ 6,511,264

Statements of Partners' Capital (Deficit)


                                                                   General          Limited
                                                                   Partner          Partner            Total
CAPITAL (DEFICIT), December 31, 1994                              $ (599,306)     $(1,081,156)      $(1,680,462)

  Cash distributions to partners - Note F                           (641,100)         (20,722)         (661,822)
  Allocation of earnings - fourteen months ended
    February 29, 1996                                              4,557,884        1,953,380         6,511,264

CAPITAL, February 29, 1996                                         3,317,478          851,502         4,168,980

  Cash distributions to partners - Note F                           (347,286)        (497,765)         (845,051)
  Allocation of loss - year ended
  February 28, 1997                                               (1,571,775)        (673,622)       (2,245,397)

CAPITAL (DEFICIT), February 28, 1997                             $ 1,398,417      $  (319,885)      $ 1,078,532

The accompanying notes are an integral part of these financial statements.

SAND CREEK CHEMICAL LIMITED PARTNERSHIP
Statements of Cash Flows

                                                                 For the      For the fourteen
                                                                 year ended      months ended
                                                                February 28,     February 29,
                                                                    1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES

  Net earnings (loss)                                            $(2,245,397)    $  6,511,264
  Adjustments to reconcile net earnings (loss) to net
    cash provided (used) by operating activities:
    Depreciation and amortization                                     64,826          241,337
  Gain on settlement of CDK litigation                                   -         (6,346,570)
  Loss on sale of equipment                                              -                 35
  Settlement of Conoco litigation                                        -            300,000
  Write-off of other capitalized costs                                   -            178,142
  Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable                   (441,398)       1,353,636
       (Increase) decrease in inventories                            (10,324)         323,981
       (Increase) in prepaid expenses                                     61           54,199
       (Increase) decrease in accounts payable                       281,297         (236,560)
       (Decrease) in accounts payable to
         related parties                                             (15,912)         (13,261)
       (Decrease) in accrued plant lease payable                         -           (175,831)
       (Decrease) in accrued interest payable                            -           (114,705)
       Increase in property and other taxes payable                  113,062           23,529
       (Decrease) in litigation expenses payable                         -         (1,450,816)

  NET CASH PROVIDED (USED) BY OPERATING
   ACTIVITIES                                                     (2,253,785)         648,380

CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from CDK litigation                                           -          7,500,000
  Purchase of certificate of deposit                                 (35,000)             -
  Maturity of certificate of deposit                                     -            250,000
  Purchases of plant equipment and
    leasehold improvements                                           (71,372)      (1,981,141)
  NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                  (106,372)       5,768,859

CASH FLOWS FROM FINANCING ACTIVITIES

  Payments on long-term debt                                             -         (5,185,000)
  Cash distributions to partners                                    (845,051)        (661,822)
  Advances on credit line                                          9,807,000        8,621,120
  Payments on credit line                                         (9,807,000)      (8,621,120)
  NET CASH USED BY FINANCING ACTIVITIES                             (845,051)      (5,846,822)

  INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                   (3,205,208)         570,417

  CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                                         4,087,719        3,517,302

  CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $   882,551     $  4,087,719

The Partnership paid interest in cash of approximately $10,147 during the year ended February 28, 1997 and $515,334 during the fourteen months ended February 29, 1996.

The accompanying notes are an integral part of these financial statements.

SAND CREEK CHEMICAL LIMITED PARTNERSHIP
Notes to Financial Statements
February 28, 1997


NOTE A - SUMMARY OF SIGNIFICANT  ACCOUNTING POLICIES

Business Activity: Sand Creek Chemical Limited Partnership, ("the Partnership"), is a Colorado Limited Partnership which was formed in 1990 for the purpose of constructing and operating a 250 ton per day methanol production facility located in Commerce City, Colorado. The methanol production facility is owned by Fleet Bank, ("Fleet") formerly Shawmut Bank NA, as owner trustee, and General Electric Capital Corporation, ("GECC"), as owner participant. The facility is leased by the Partnership from Fleet/GECC under a 15 year operating lease. The ownership of the Partnership is held by IC Partners Limited ("ICLP"), the general partner, and Andrea Chemical, Inc. ("ANDREA"). Andrea acquired its interest in SCCLP from San Juan Holdings, LLC ("SJH") on November 1, 1996, the sole limited partner. The Partnership is managed by Intermountain Chemical, Inc. ("IC"), who is the general partner of ICLP.

The Partnership's financial statements for the year ended February 28, 1997 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Partnership incurred a net loss of $2,245,397 for the year ended February 28, 1997 and the rent payments required to be made to GECC are scheduled to escalate in November of 1997 to $4,435,000 per year. Management recognizes that the Partnership needs to improve its operations in order to meet its future rent and other obligations. The Partnership has positive working capital and positive partners' capital at February 28, 1997. Mechanical problems which limited production during fiscal year 1997 have been resolved and natural gas prices have subsequently declined to more traditional levels than those prices paid in fiscal 1997. In addition, methanol prices have improved and have remained stable throughout the spring of 1997 which should result in significant improvements in operations for the fiscal year 1998. Management of the Partnership also intends to continue discussions with GECC to renegotiate the terms of its lease or to seek some other arrangement to sustain operations. Management believes it will be successful in doing so.

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents including cash on hand, cash in depository institutions, and interest bearing over-night cash investments. The balances maintained are in excess of the maximum insurance provided by the Federal Deposit Insurance Corporation of $100,000.

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

Deferred Charges: Deferred charges, consisting of organization costs, and lease closing costs, are carried at cost. Amortization of deferred charges is computed on the straight-line method over the estimated useful lives ranging from 5 to 15 years.

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

NOTE C - OTHER ASSETS AND DEFERRED CHARGES

Other assets and deferred charges consist of the following:

                                        February 28,      February 29,
                                            1997             1996
  Organization costs                      $  11,387          $ 11,387
  Lease closing costs                       296,060           296,060
  Less accumulated amortization             (78,172)          (57,242)
                                          $ 229,275          $250,205

Amortization expense for the year ended February 28, 1997 was $20,930 and $68,033 for the fourteen month period ended February 29, 1996.

In December 1995, capitalized loan fees associated with a note payable to GECC with a net book value of $171,429, were charged off to results of operations in conjunction with the early payoff of the loan.

NOTE D - LONG-TERM DEBT AND REVOLVING CREDIT LINE

Long-Term Debt: The Partnership had no borrowings under any long-term debt agreements as of February 28, 1997 or February 29, 1996.

Revolving Credit Line: In November 1993, GECC extended the Partnership a $1,000,000 Commercial Paper rate plus 4.15%, revolving credit facility for the purpose of funding working capital. The revolving credit line is secured by cash, accounts receivable, inventories, and property and equipment. The facility is established such that all operating cash requirements of the Partnership are processed as advances under the revolving credit line and cash available for operations is applied on a daily basis against outstanding balances of the revolving credit line. At February 28, 1997, the Partnership had no outstanding borrowings on the line. However, $500,000 is currently reserved from the credit line in support of the standby letter of credit issued to a natural gas supplier, (See Note F).

NOTE E - RELATED PARTY TRANSACTIONS

Intermountain Chemical, Inc., the managing general partner for the Partnership, and Unico, Inc., the parent company of IC, prior to January 1, 1997 provided all employment, at cost, for the operation and administration of the methanol facility. IC has sold liquid carbon dioxide, at cost, to the Partnership, and has provided related carbon dioxide storage tanks, which were leased to IC from a third party. In addition, IC receives a management fee in accordance with the Partnership Agreement. Certain restrictions on the management fee paid to IC are provided under the term loan agreement with the Partnership's lender, GECC. The Partnership further reimburses IC and Unico for travel expenses incurred in conjunction with performing services for the Partnership. During the year ended February 28, 1997 and the fourteen months ended February 29, 1996, amounts paid to IC and Unico in connection with the foregoing activities were as follows:

                                            1997              1996
  Operating, maintenance, construction
    and administrative wages,
    including taxes and benefits        $ 1,267,578       $ 1,618,230
  Carbon dioxide purchases                      -              46,009
  Carbon dioxide tank rental                    -              24,578
  Management fees                           250,000           154,167
  Travel expenses                            18,910            16,047
                                        $ 1,536,488       $ 1,859,031

At February 28, 1997 and at February 29, 1996, the Partnership had payables of $520 and $15,912 respectively, associated with the above services still owing to Unico and IC.

San Juan Holdings, LLC, the sole limited partner of the Partnership, is owned and controlled by officers and directors of Unico and IC. On November 1, 1996, SJH transferred its interest in the Partnership to Andrea Chemical, Inc., a company owned and controlled by officers and directors of Unico and IC. During the year ended February 28, 1997 and the fourteen months ended February 29, 1996, there were no transactions between the Partnership and SJH or Andrea.

NOTE F - COMMITMENTS AND CONTINGENCIES

CDK Litigation: During 1991, the Partnership filed a suit for damages resulting from the breech of contract by CDK Contracting, Inc. for failure to complete construction of the plant facility. On March 15, 1995, the Partnership was awarded a judgement of $9,415,559 in conjunction with the matter. In December 1995 the matter was settled with CDK for a cash payment of $7,500,000 with the proceeds being used to payoff the then outstanding term loan to GECC, the payment of litigation expenses accrued, the distribution of cash to partners for the payment of income taxes,and for establishment of a rent reserve account with Fleet (See Note H). The extraordinary gain of $6,346,570 included in net earnings of the Partnership for the fourteen months ended February 29, 1996 represented the excess of the settlement proceeds received over the net value of construction completion costs previously capitalized and off set by previously retained construction contract obligations.

Litigation Expenses: GECC, the Partnership's lender, utilized the services of it's own outside counsel in connection with the aforementioned CDK litigation. In accordance with it's agreements with GECC, reimbursement for such services by the Partnership were to be made at such time as proceeds were received in conjunction with the CDK legal settlement. As of December 31, 1994, unpaid obligations to GECC in conjunction with the legal fee amounted to $1,450,816. During 1996, the partnership was invoiced $46,012 in additional fees incurred by GECC and paid $1,496,828 to GECC out of the legal proceeds and operating cash flow.

Tax Payments to Partners: Under the Partnership Agreement, the Partnership is obligated to remit, in the form of cash distributions to partners, amounts representing income tax liabilities incurred by the individual partners attributable to allocations of income of the Partnership. During the fourteen months ended February 29, 1996 the Partnership distributed a total of $661,822 to partners representing the estimated tax liabilities of individual partners attributed to allocations of earnings reported and filed on partnership tax returns for the year ended December 31, 1994, and for the two month period ended February 29, 1995. In March 1996, the Partnership distributed a total of $845,051 to partners representing estimated tax liabilities associated with income allocations for the year ended February 29, 1996. As of the date of this report the Partnership tax returns for the year ended February 28, 1997 have not been prepared.

Other Litigation: In September 1994, Conoco, Inc., a customer of the Partnership, commenced a legal action against the Partnership seeking specific performance under the methanol sales agreement made between Conoco and the Partnership. Conoco had claimed that it was entitled to receive an additional 300 to 400 barrels per day of methanol under the agreement. In February 1996, the Partnership recognized a deferred credit representing a commitment to Conoco under the terms of a preliminary agreement of understanding, whereas the Partnership will rateably deliver, over six months, $300,000 worth of methanol, valued at the Conoco transfer price in effect at the time of delivery. In April 1996, the legal action was dismissed in contemplation that a definitive settlement agreement would be executed pending finalization of certain terms associated with hydrogen purge gas supply requirements. In March 1997 and subsequent to year end, Conoco and the Partnership executed a final agreement which encompassed full re-negotiation of methanol and purge gas sales terms between the parties which provides for the delivery of the $300,000 of methanol as previously accrued.

Letters of Credit: GECC has issued, on behalf of the Partnership, a $500,000 non revocable standby letter of credit to a natural gas supplier for the purpose of securing natural gas purchases utilized for the production of methanol. The letter of credit is secured by a $500,000 reservation against the revolving credit facility, (See Note D). The letter of credit expired on November 1, 1996 and was renewed and extended to November 1, 1997.

On March 1, 1996, the Partnership pledged a $35,000 certificate of deposit to a bank to secure a $35,000 non revocable stand by letter of credit to a natural gas transportation provider for the purpose of securing natural gas transportation services. The letter of credit expired on March 1, 1997 and was not requested to be renewed by the gas transportation provider.

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

The future minimum lease payments due under the methanol facility lease, as of February 28, 1997 are as follows:

  1998                                     2,691,250
  1999                                     4,435,000
  2000                                     4,435,000
  2001                                     4,435,000
  2002                                     4,435,000
  Thereafter                              29,936,250
    TOTAL                                $50,367,500

Accrued plant rental expense payable was $175,833 as of February 28, 1997 and as of February 29, 1996. Plant rental expense included in results of operations was $2,110,000 for the year ended February 28, 1997 and $2,461,669 for the fourteen months ended February 29, 1996.

In addition to scheduled minimum lease payments, the methanol facility lease provides for contingent rentals to be paid to Fleet, based on 45% of quarterly cash flows from operations, adjusted for reservations of cash for specific purposes as provided in the various lease and loan documents. As long as there was an outstanding balance on the term loan from GECC, contingent rentals were not applicable. No contingent rentals were either due or payable during the year ended February 28, 1997 or the fourteen months ended February 29, 1996.

Carbon Dioxide Tank Rent: The Partnership reimbursed IC for the cost of leased carbon dioxide storage tanks that were used in conjunction with the production of methanol. IC entered into a three year operating lease with a supplier of liquid carbon dioxide and IC passed the monthly lease payment cost through to the Partnership at it's cost. During 1995, it was determined that the purchase of CO2 was not economic or feasible in the long term and supply of CO2 by IC was discontinued. The tank lease agreement was terminated and, as of February 29, 1996, was no longer in effect.

Carbon dioxide tank rental expense included in results of operations was $21,506 for the fourteen months ended February 29, 1996.

Rail Car Lease: The Partnership is obligated under a 5 year operating lease to a third party railcar leasing company, for 10 railcars used solely for the transportation of methanol. Currently, the railcars are being subleased to a customer under a verbal agreement where as the customer reimburses the Partnership for its cost associated with obligations under the lease.

Minimum future lease payments due under the lease as of February 28, 1997 are as follows:

  1998                                        49,500

Railcar lease expense included in results of operations was $66,000 for the year ended February 28, 1997 and $77,000 for the fourteen months ended February 29, 1996.

NOTE H - RESTRICTIONS  ON CASH

The Partnership, in conjunction with it's various agreements with Fleet and GECC, maintains certain cash accounts that are specifically restricted as to access and usage by the Partnership. The accounts, maintained at Fleet, include the "Concentration Account," which is used to accumulate cash receipts from operations, and the "Rent Account" which is an established reserve for future rent payments. Disbursements from these accounts require prior authorization from GECC in accordance with applicable agreements.

Cash balances in the aforementioned accounts, as of February 28, 1997, were as follows:

  Concentration Account                   $    25,032
  Rent Account (1)                        $   795,963

(1) During fiscal 1997, the Partnership, in accordance with the various agreements between the Partnership, GECC and Fleet, established the Rent Account with transfers from other Fleet accounts of available funds from the CDK Legal Settlement (See Note F), and from business interruption insurance proceeds received (See Note K). During fiscal 1997, the Partnership used $1,408,489 from the Rent Account to pay accrued plant rental obligations which were in excess of available cash flow from operations as provided in the various agreements with GECC and Fleet.

Additional accounts have been established from time to time in order to satisfy requirements as set forth in the various agreements among the Partnership, GECC, and Fleet.

NOTE I - DEFERRED  SALES DISCOUNTS AND OTHER DEFERRED CREDITS

Deferred sales discounts and other deferred credits consist of the following:

                                        February 28,      February 29,
                                            1997              1996
  Deferred sales discounts (1)            $ 290,955        $ 290,955
  Conoco Methanol credit (2)                300,000          300,000
                                          $ 590,955        $ 590,955

(1) Deferred sales discounts relate to discounts earned, but not allowed, under a prior pricing agreement with a customer. Negotiation is pending with the customer as to the ultimate disposition of the discounts.

(2) Conoco Methanol credits related to the settlement agreement between Conoco and Partnership (See Note - F) whereas the Partnership will deliver $300,000 worth of methanol to Conoco ratably over a period of six months from the execution of the agreement. It is anticipated that this credit will be fully recognized during the year ended February 28, 1998.

NOTE J - PARTNERS'  CAPITAL (DEFICIT)

For the year ended February 28, 1997 and the fourteen months ended February 29, 1996, Partnership earnings were allocated 70% to the general partner and 30% to the limited partner, in accordance with the Partnership Agreement.

NOTE K - OTHER INCOME

During fiscal 1997, the Partnership received a business interruption claim of approximately $550,000, net of deductibles, relating to an equipment failure during December 1995 which resulted in the facility being out of service for approximately 46 days.

NOTE L - EMPLOYEE 401(K) PLAN

Beginning January 1, 1997, the Partnership became a member of Unico, Inc.'s 401(k) Plan (the Plan) for the benefit of all of its full time employees. Partnership contributions to the Plan are determined at the discretion of Unico as determined annually by its Board of Directors. Eligible employees include all full time employees with a minimum of six months of service as of a semi-annual anniversary date of the plan. Employees are 100% vested in all voluntary contributions and vesting in Partnership contributions is on a six year graded basis applied retroactive as of the effective date of the plan. Partnership contributions to the Plan were $0 for 1997, and $7,488 for 1996.