Form 10-Q
period 1997-05-31
UNICO INC /NM/
filed 1997-07-09
CIK 766794

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                   For the quarter ended May 31, 1997

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



        On June 30, 1997, there were 986,590 shares of registrant's $0.20 par value common stock outstanding.

                                 INDEX
                        TO REPORT ON FORM 10-Q
                            FOR UNICO, INC.


Item in Form 10-Q                                             Page

PART I:  FINANCIAL INFORMATION

Item 1.   Financial statements

          Consolidated balance sheets as of May 31, 1997
          and February 28, 1997                                  3

          Consolidated statements of operations for the three
          month periods ended May 31, 1997 and 1996              5

          Consolidated statements of cash flows for the
          three months ended May 31, 1997 and 1996               6

          Notes to consolidated financial statements             7

Item 2.   Managements discussion and analysis of financial
          condition and results of operations.                   7


PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings                                     10

Item 4.   Submission of Matters to a Vote of Security Holders   10

Item 5.   Other Information                                     10

Item 6.   Exhibits and Reports on Form 8-K                      11

UNICO, INC.
Consolidated Balance Sheets




                                                                                May 31,           February 28,
                                                                                 1997                 1997
                                                                              (Unaudited)
ASSETS

CURRENT ASSETS
       Cash and cash equivalents                                             $   442,821          $   349,055
       Accounts receivable                                                        20,696              114,685
       Accounts and accrued interest receivable from related parties                 898                7,899
       Inventories                                                                20,861               20,861
       Notes receivable from related parties                                     365,532              310,200
       Tax refund receivable                                                     325,539              340 298
            TOTAL CURRENT ASSETS                                               1,176,347            1,142,998


PROPERTY AND EQUIPMENT
       Land, buildings and improvements                                          434,327              434,327
       Equipment                                                                 164,930              164,930
       Refinery equipment                                                      1,183,333            1,183,333
       Co-generation equipment                                                   290,298              290,298
       Oil and gas properties                                                    894,400              894,400
       Property, plant and equipment (gross)                                   2,967,288            2,967,288
       Accumulated depreciation & depletion                                   (1,857,778)          (1,828,936)
                                                                               1,109,510            1,138,352

OTHER ASSETS
       Notes receivable                                                            9,318                9,318
       Other assets (net)                                                        151,359              152,359
       Investment in Chatfield Dean                                              600,000              600,000
       Investment in partnership                                                 400,253              134,663
                                                                               1,160,930              896,340

                                                                             $ 3,446,787          $ 3,177,690

Consolidated Balance Sheets - Continued





                                                                                 May 31,           February 28,
                                                                                  1997                 1997
                                                                               (Unaudited)

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
       Trade accounts payable                                               $     55,132          $    87,033
       Taxes other than income                                                     2,704                2,566
       Other accrued expenses                                                      7,788                3,115
       Current portion of convertible subordinated
         debentures payable to related parties                                   178,000              178,000
       Current portion of long-term debt                                           8,892                8,892
       Income taxes payable                                                      106,000                  -
           TOTAL CURRENT LIABILITIES                                             358,516              279,606

LONG-TERM DEBT, net of current portion                                             7,579                9,727

CONVERTIBLE SUBORDINATED DEBENTURES PAYABLE
TO RELATED PARTIES                                                                   -                    -

DEFERRED TAXES PAYABLE, net of current portion                                    81,950               85,800

STOCKHOLDERS' EQUITY
       Preferred stock, $0.01 par value,
         authorized 8,000,000 shares,
         none outstanding                                                            -                    -
       Common stock, $0.20 par value,
         authorized 2,500,000 shares,
         issued and outstanding 986,590
         shares                                                                  197,318              197,318
       Additional paid in capital                                              2,042,576            2,042,576
       Retained earnings                                                         758,848              562,663
                                                                               2,998,742            2,802,557


                                                                             $ 3,446,787          $ 3,177,690

See notes to consolidated financial statements.

UNICO, INC.
Consolidated Statements of Income


                                                                   For the three months ended
                                                                   May 31,             May 31,
                                                                     1997                1996
                                                                (Unaudited)         (Unaudited)

REVENUES
   Petroleum product sales                                       $     -           $   140,774
   Electrical capacity and energy                                      -                75,912
   Rent and other income                                             3,105               3,105
   Natural gas sales                                                39,552              51,127
   Income (loss) from investment in partnership                    265,590             (63,929)
   Management fees and overhead cost recovery                      115,726             117,400
                                                                   423,973             324,389

COSTS AND EXPENSES
   Cost of sales                                                    21,942             228,467
   General and administrative                                       79,932             103,945
   Depreciation, depletion
     and amortization                                               28,842              34,478
   Interest, net                                                    (5,745)              3,190
                                                                   124,971             307,080

INCOME (LOSS) FROM OPERATIONS
  BEFORE INCOME TAXES                                              299,002             (45,691)

   Provision for income taxes:
     Current                                                       106,667             (17,000)
     Deferred                                                       (3,850)             (3,900)
                                                                   102,817             (20,900)

NET INCOME (LOSS)                                                $ 196,185         $   (24,791)

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                               986,590             986,590

EARNINGS (LOSS) PER COMMON SHARE                                 $    0.20         $     (0.03)




See notes to consolidated financial statements.

UNICO, INC.
Consolidated Statements of Cash Flows


                                                                                   For the three months ended
                                                                                      May 31,         May 31,
                                                                                       1997            1996

                                                                                   (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                  $   196,185       $ (24,791)
Adjustments to reconcile net income
  to cash provided by operating activities:
   Depreciation, depletion and amortization                                             28,842          34,478
   Deferred income taxes                                                                (3,850)         (3,900)
   (Income) loss on investment in partnership                                         (265,590)         63,929
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                        100,990          24,809
     (Increase) decrease in inventories                                                    -            13,328
     Increase (decrease) in accounts payable
       and accrued expenses                                                            (27,090)         (9,478)
   Decrease in refundable deposits                                                       1,000             -
   Income tax refunds received                                                          14,759             -
   Increase (decrease) in income taxes accrued                                         106,000        (420,500)
NET CASH FLOW PROVIDED, (USED) BY OPERATING ACTIVITIES                                 151,246        (322,125)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                                                   -           (26,950)
   Cash distribution received from partnership                                             -           318,829
   Increase in certificates of deposit                                                     -            (1,923)
   Decrease in certificates of deposit                                                     -           235,000
   Investment in Chatfield Dean                                                            -          (100,000)
   Increase in notes receivable                                                        (55,332)        (55,000)
   Collections on notes receivable                                                         -             1,000
NET CASH FLOW PROVIDED (USED) BY INVESTING ACTIVITIES                                  (55,332)        370,956

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in long-term debt                                                              -            26,950
   Payments on long term debt                                                           (2,148)        (32,827)
NET CASH FLOW USED BY FINANCING ACTIVITIES                                              (2,148)         (5,877)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   $    93,766      $   42,954

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       349,055         232,409

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $   442,821      $  275,363


See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

       The consolidated balance sheet as of May 31, 1997, the consolidated statement of income for the three month periods ended May 31, 19976 and 1996, and the consolidated statement of cash flows for the three month periods ended May 31, 1997 and 1996, have been prepared by the Company, without audit. In the opinion of management, all adjustments, (which include only normal recurring adjustments), necessary to present fairly the financial position, results of operations and changes in cash at May 31, 1997, and for all periods presented have been made.

       The Company's financial statement for the period May 31, 1997 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Several of the Company's revenue sources have substantially declined over the past year. Management recognizes that the Company must generate additional resources to replace its existing depleting revenue base. The Company has positive working capital and positive stockholders' equity at May 31, 1997. The Company also has no material long-term debt service requirements at May 31, 1997. The Company's current declining revenue stream would allow the Company to sustain operations on an ongoing basis for at least the next fiscal year. Management's plans to enhance its revenue base include consideration of the sale of its refinery in Fredonia, Arizona, with a possible continued equity participation, acquisition of additional refinery equipment in other locations through a private placement offering, the sale of its interest in Sand Creek Chemical Limited Partnership, or other business transactions which would generate sufficient resources to assure continuation of the Company's operations.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the Company's Form 10-K, filed with the Securities and Exchange Commission. The results of operations for the period ended May 31, 1997, are not necessarily indicative of operating results for the full year.

Investment in Partnership

       During the three month period ended May 31, 1997, unaudited income for SCCLP was $442,650. The company's share of income allocations as of that date included $98,268 and $167,322 to Gas Technologies Group, Inc. ("GTGI"), and Intermountain Chemical, Inc. ("IC") respectively. The GTGI and IC shares are recorded using the equity method and are included in results of operations for all periods presented.

       During the three month period ended May 31, 1997, the Company received no cash distributions from SCCLP.


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

Co-Generation

       The co-generation plant is capable of producing up to 3,000 kilowatts of electrical energy that has been sold to an electric company in the local area. Additionally, when the refinery is operating the plant produces all electricity and a portion of the steam used in the refining process thereby contributing some savings in refinery operating costs. In 1997 the Company's electric customer terminated its electric purchase agreement with the Company and the co-generation plant has been idled pending identification of alternative uses for this resource.

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

Results of Operations

    Quarter ended May 31, 1997 compared to quarter ended May 31,1996

       Total revenues for the current year quarter increased to $424,000, up 31% from $324,000 during the same period last year. Earnings before income taxes increased to $297,000, up 754% from a loss of $46,000 experienced during the prior year quarter. Cash flow increased to $94,000, up 118% from $43,000 last year.

       The increase in revenues consists of a $330,000 increase from income allocations associated with the Registrants investment in SCCLP offset be declines of $141,000 from petroleum product sales, $76,000 from electrical energy and capacity sales, and $12,000 from natural gas sales. The significant improvement in SCCLP income allocations is attributed to greatly improved operating performance of the Commerce City Methanol production facility coupled with the realization of improved product prices compared to last year. The reduction in petroleum product sales was due to the termination of a crude oil contract in February of 1997. The reduction in electrical energy and capacity sales was due to the termination of an electrical energy and capacity supply agreement in January 1997. The Registrant is actively seeking alternative uses for these two facilities but has yet to develop any economically feasible alternatives. The decline in natural gas sales is attributed to a 13% decline in production due to reduced spring demand coupled with an 11% decline in market prices received compared to last year. Revenue associated with SCCLP management fees and administrative cost reimbursement, as well as rental income, remained substantially unchanged from last year.

       Operating income (loss) by industry segment, before allocation of general corporate overhead for the first quarter of 1998 compared to the same period during 1997 is as follows:


                                                            Increase
        Segment                1998              1997       (Decrease)

Refining                    $  (7,500)      $  (38,800)      $ 31,300
Electrical generation          (3,100)          29,200        (32,300)
Gas production                 11,700           21,300         (9,600)
Methanol project              381,300           53,200        328,100
Corporate overhead
 and other                    (83,400)        (110,600)        27,200
                            $ 299,000       $  (45,700)      $344,700


       The decline in refining losses is attributed to reduced employment and maintenance costs associated with the idling of the refining facility. It is anticipated that the refinery facility can be maintained at relatively low cost in the future. The decline in electrical generation income is also attributed to the idling of the facility pending identification of alternative utilization of the generators. As with the refinery, it is anticipated that the generation facility can be maintained in an idled mode a very small cost. The decline in gas production income is attributed to the overall reduction in revenues coupled with an increase in well workover costs due to a pump failure during the current year. It is anticipated that summer demand will increase in the next quarter and gas prices are expected to improve compared to last summer which should result in earnings improvements over the next few months. The substantial improvement in methanol related activities is due to improved operating performance of the facility contributing to both increased sales volumes as well as significantly reduced repair costs. In addition, methanol product prices have improved significantly over last year and have continued to remain firm into the summer months when prices are generally expected to fall. Earnings associated with the facility are expected to remain favorable at least through the end of July 1997. The Registrant is currently negotiating the possible sale of its interest in SCCLP however, no formal agreement has been reached at this time. The improvement in corporative overhead losses is attributed to lower administrative office costs specifically in the areas of professional services and interest. All other administrative costs remained relatively unchanged.

Liquidity and Capital Resources

       The Registrant had cash and cash equivalents of $443,000 as of May 31, 1997 compared with $349,000 at the beginning of the current year representing a $94,000 increase during the current quarter. The increase consists of $151,000 contribution from operations offset by a $55,000 increase in the note receivable from Red Hills Manufacturing, Inc. and a $2,100 reduction in term debt.

       Presently, capital requirements are viewed to be minimal as the Registrants has relatively little debt and management believes that cash flow from ongoing operations will be adequate to meet cash demands in the near future. Longer term however, it is recognized that the Registrant will need to utilize its resources and develop additional sources of cash flow to avoid depletion of current working capital.

       Significant sources of cash flow in the coming months consists of management fees and administrative salary reimbursement from SCCLP estimated to be approximately $38,000 per month plus cash flow from natural gas production and sales of an estimated $10,000 per month. The Registrant anticipates the receipt of income tax refunds from the prior year of approximately $325,000. The Registrant anticipates monthly operating costs and debt service to run approximately $21,000 per month in the near term. The payment of income tax liabilities, if any, associated with SCCLP income allocations are expected to be funded out of cash distributions from the partnership. The Registrant presently has sufficient cash on hand to retire all of its outstanding debt.

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

PART II: OTHER INFORMATION

Item 1.      Legal Proceedings

       (a) There are presently no legal proceedings pending of which the Registrant is a party.

Item 4.      Submission of Matters to a Vote of Security Holders

       (a) During the period covered by this report, there were no submissions of any matters to a vote of security holders, through the solicitation of proxies or otherwise.

Item 5.      Other Information

       (a) On January 15, 1996 the Registrant executed a Letter of Intent with Chatfield Dean & Co., ("Chad") setting out the terms of a proposed acquisition, by the Registrant, of all of the outstanding common and preferred stock of Chad. The Registrant has previously reported information regarding this proposed acquisition in its Form 8-K filed as of January 15, 1996, and in its Form 10-K filed for the year ended February 29, 1996. On July 30, 1995, the Registrant and Chad executed a definitive merger agreement with respect to the proposed acquisition as reported by the Registrant in it's Form 8-K filed with the Commission on August 12, 1996. A summary of the significant details of the acquisition are contained within that filing. On May 14, 1997 the Registrant filed a Form 8-K where it was reported that the merger agreement between the Registrant and Chad had been terminated and that the parties had no plans to renegotiate the agreement. The Registrant subsequently filed a request to withdraw the Form S-4 dated February 10, 1997 that was pending before the Commission in relation to the proposed merger.

       (b) On June 2, 1997 the Registrant issued a press release announcing that it has reached an agreement in principal to acquire all of the outstanding stock of Santa Maria Refining Company from Saba Petroleum Company. The agreement however was not approved by Saba's board of directors and the agreement has been terminated with no current plans to renegotiate a new agreement. The Registrant has not filed any reports on Form 8-K with the Commission regarding this matter.


Item 6.      Exhibits and Reports on Form 8-K

       (b) There were no submissions on Form 8-K during the period covered by this report.

             (1) May 14, 1997 reporting the termination of the merger agreement between the Registrant and Chatfield Dean as discussed in Item 5 (a) of this Form 10-Q.


                                           SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated:





                                 UNICO, INC.



By:      Rick L. Hurt                             Date:   July 8, 1997
   Rick L. Hurt, Controller, Secretary,
   Treasurer, and Chief Financial Officer