Form 10-Q
period 1997-08-31
UNICO INC /NM/
filed 1997-10-14
CIK 766794

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                      FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934


                       For the quarter ended August 31, 1997

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



       On September 30, 1997, there were 986,590 shares of registrant's $0.20 par value common stock outstanding.

                                       INDEX
                              TO REPORT ON FORM 10-Q
                                   FOR UNICO, INC.


Item in Form 10-Q                                                        Page

PART I:  FINANCIAL INFORMATION

Item 1.  Financial statements

            Consolidated balance sheets as of August 31, 1997
            and February 28, 1997                                          3

            Consolidated statements of operations for the three
            and six month periods ended August 31, 1997 and 1996           5

            Consolidated statements of cash flows for the
            six months ended August 31, 1997 and 1996                      6

            Notes to consolidated financial statements                     7

Item 2.  Managements discussion and analysis of financial
            condition and results of operations.                           8


PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings                                               11

Item 4.   Submission of Matters to a Vote of Security Holders             11

Item 5.   Other Information                                               11

Item 6.   Exhibits and Reports on Form 8-K                                12

UNICO, INC.
Consolidated Balance Sheets




                                                                                   August 31,             February 28,
                                                                                      1997                    1997
                                                                                   (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                       $   602,251             $   349,055
  Accounts receivable                                                                  22,886                 114,685
  Accounts and accrued interest receivable
    from related parties                                                                  940                   7,899
  Inventories                                                                          20,861                  20,861
  Notes receivable from related parties                                               299,203                 310,200
  Tax refund receivable                                                               367,208                 340 298
       TOTAL CURRENT ASSETS                                                         1,313,349               1,142,998

PROPERTY AND EQUIPMENT
  Land, buildings and improvements                                                    434,327                 434,327
  Equipment                                                                           164,930                 164,930
  Refinery equipment                                                                1,183,333               1,183,333
  Co-generation equipment                                                             290,298                 290,298
  Oil and gas properties                                                              894,400                 894,400
  Property, plant and equipment (gross)                                             2,967,288               2,967,288
  Accumulated depreciation & depletion                                             (1,895,579)             (1,828,936)
                                                                                    1,071,709               1,138,352

OTHER ASSETS
  Notes receivable                                                                      9,318                   9,318
  Other assets (net)                                                                  149,868                 152,359
  Investment in Chatfield Dean                                                        600,000                 600,000
  Investment in partnership                                                           240,806                 134,663
                                                                                      999,992                 896,340


                                                                                  $ 3,385,050             $ 3,177,690

Consolidated Balance Sheets - Continued




                                                                                   August 31,             February 28,
                                                                                      1997                    1997
                                                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
  Trade accounts payable                                                         $     59,609             $    87,033
  Taxes other than income                                                               2,597                   2,566
  Other accrued expenses                                                               12,460                   3,115
  Current portion of convertible subordinated
    debentures payable to related parties                                             178,000                 178,000
  Current portion of long-term debt                                                     8,892                   8,892
  Income taxes payable                                                                 69,665                     -
      TOTAL CURRENT LIABILITIES                                                       331,223                 279,606

LONG-TERM DEBT, net of current portion                                                  5,381                   9,727

CONVERTIBLE SUBORDINATED DEBENTURES PAYABLE
TO RELATED PARTIES                                                                        -                       -

DEFERRED TAXES PAYABLE                                                                 78,100                  85,800

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value,
    authorized 8,000,000 shares,
    none outstanding                                                                      -                       -
  Common stock, $0.20 par value,
    authorized 2,500,000 shares,
    issued and outstanding 986,590
    shares                                                                            197,318                 197,318
  Additional paid in capital                                                        2,042,576               2,042,576
  Retained earnings                                                                   730,452                 562,663
                                                                                    2,970,346               2,802,557


                                                                                  $ 3,385,050             $ 3,177,690


See notes to consolidated financial

UNICO, INC.
Consolidated Statements of Income


                                                        For the three months ended                      For the six months ended
                                                    August 31,              August 31,              August 31,         August 31,
                                                      1997                    1996                    1997               1996
                                                   (Unaudited)             (Unaudited)             (Unaudited)        (Unaudited)

REVENUES
   Refined product sales                          $     -                $   108,304             $      -           $    249,078
   Electrical capacity and energy                       -                     57,300                    -                133,212
   Rent and miscellaneous income                       6,836                   2,832                   9,941               5,937
   Natural gas sales                                  68,577                  64,302                 108,129             115,429
   Income (loss) from investment in partnership     (159,447)               (571,698)                106,143            (635,627)
   Management fees and overhead
     cost recovery                                   115,726                 116,200                 231,452             233,600
                                                      31,692                (222,760)                455,665             101,629

COSTS AND EXPENSES
   Cost of sales                                      29,714                 154,709                  51,656             383,176
   General and administrative                         81,107                  65,713                 161,039             169,658
   Depreciation, depletion
      and amortization                                37,801                  35,159                  66,643              69,637
   Interest, net                                      (5,515)                  1,899                 (11,260)              5,089
                                                     143,107                 257,480                 628,078             627,560

INCOME (LOSS) FROM OPERATIONS
  BEFORE INCOME TAXES                               (111,415)               (480,240)                187,587            (525,931)

   Provision for income taxes:
     Current                                         (79,169)               (142,448)                 27,498            (159,448)
     Deferred                                         (3,850)                 (4,000)                 (7,700)             (7,900)
                                                     (83,019)               (146,448)                 19,798            (167,348)

NET INCOME (LOSS)                                  $ (28,396)            $  (333,792)             $  167,789         $  (358,583)

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                 986,590                 986,590                 986,590             986,590

EARNINGS (LOSS) PER COMMON SHARE                   $   (0.03)            $     (0.34)             $     0.17         $     (0.36)






See notes to consolidated financial statements.

UNICO, INC.
Consolidated Statements of Cash Flows


                                                                                        For the six months ended
                                                                                   August 31,              August 31,
                                                                                      1997                    1996
                                                                                  (Unaudited)             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                                 $   167,789              $ (358,583)
Adjustments to reconcile net income
  to cash provided by operating activities:
  Depreciation, depletion and amortization                                             66,643                  69,637
  Deferred income taxes                                                                (7,700)                 (7,900)
  (Income) loss on investment in partnership                                         (106,143)                635,627
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                                         98,758                  29,699
    (Increase) decrease in inventories                                                    -                    13,328
    Increase (decrease) in accounts payable
      and accrued expenses                                                            (18,048)                 (8,919)
  Decrease in refundable deposits                                                       2,491                     -
  Income tax refunds received                                                          15,257                     -
  Increase (decrease) in income taxes accrued                                          27,498                (562,948)
NET CASH FLOW PROVIDED, (USED) BY OPERATING ACTIVITIES                                246,545                (190,059)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                                                   -                   (26,950)
  Cash distribution received from partnership                                             -                   318,829
  Increase in certificates of deposit                                                     -                    (3,485)
  Decrease in certificates of deposit                                                     -                   235,000
  Investment in Chatfield Dean                                                            -                  (100,000)
  Increase in notes receivable                                                       (259,000)               (119,853)
  Collections on notes receivable                                                     269,997                   1,500
NET CASH FLOW PROVIDED (USED) BY INVESTING ACTIVITIES                                  10,997                 305,041

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in long-term debt                                                              -                    26,950
  Payments on long term debt                                                           (4,346)                (89,594)
NET CASH FLOW USED BY FINANCING ACTIVITIES                                             (4,346)                (62,644)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  $   253,196              $   52,338

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      349,055                 232,409

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $   602,251              $  284,747

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

   The consolidated balance sheet as of August 31, 1997, the consolidated statement of income for the three month periods ended August 31, 1997 and 1996, and the consolidated statement of cash flows for the three month periods ended August 31, 1997 and 1996, have been prepared by the Company, without audit. In the opinion of management, all adjustments, (which include only normal recurring adjustments), necessary to present fairly the financial position, results of operations and changes in cash at August 31, 1997, and for all periods presented have been made.

   The Company's financial statement for the period August 31, 1997 has been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Several of the Company's revenue sources have substantially declined over the past year. Management recognizes that the Company must generate additional resources to replace its existing depleting revenue base. The Company has positive working capital and positive stockholders' equity at August 31, 1997. The Company also has no material long-term debt service requirements at August 31, 1997. The Company's current declining revenue stream would allow the Company to sustain operations on an ongoing basis for at least the next fiscal year. Management's plans to enhance its revenue base include consideration of the sale of its refinery in Fredonia, Arizona, with a possible continued equity participation, acquisition of additional refinery equipment in other locations through a private placement offering, the sale of its interest in Sand Creek Chemical Limited Partnership, or other business transactions which would generate sufficient resources to assure continuation of the Company's operations.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the Company's Form 10-K, filed with the Securities and Exchange Commission. The results of operations for the period ended August 31, 1997, are not necessarily indicative of operating results for the full year.

Investment in Partnership

   During the three month period ended August 31, 1997, unaudited income for SCCLP was $176,906. The company's share of income allocations as of that date included $39,273 and $66,870 to Gas Technologies Group, Inc. ("GTGI"), and Intermountain Chemical, Inc. ("IC") respectively. The GTGI and IC shares are recorded using the equity method and are included in results of operations for all periods presented.

   During the six month period ended August 31, 1997, the Company received no cash distributions from SCCLP.

Subsequent Events

   On October 6, 1997 and effective as of September 1, 1997, IC Partners Ltd., ("ICPL"), the general partner of SCCLP, sold 100% of its interest in SCCLP to an unrelated third party. The proceeds from the sale, net to the Company's interest, was $150,000. In addition, the Company will receive a distribution from SCCLP of approximately $28,800 for the payment of estimated tax liabilities associated with income allocations to partners through August 31, 1997. It is therefore estimated that the Company will realize a loss of approximately $62,000 on the disposition of its investment in SCCLP.

   While the Company's wholly owned subsidiary IC is no longer the Managing General Partner of SCCLP, the new Managing General Partner will continue to utilize administrative services provided by the Company until such time that administrative functions can be integrated under the control of new management. The Company will receive reimbursement for administrative services rendered on a time and materials basis.


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

   In October 1997, and effective as of September 1, 1997, IC-PL sold all of its interest in SCCLP to an unrelated third party. Except for providing continuing administrative services on a temporary basis, the Company no longer has any involvement with SCCLP.


Results of Operations

   Quarter ended August 31, 1997 compared to quarter ended August 31, 1996

   Total revenues increased to $32,000, up 114% from a negative $223,000
experienced during the prior year quarter.   Earnings before income taxes
increased to a loss of $111,000 during the current year quarter, up 77% from a loss of $480,000 during the same period last year. Cash flow increased to $253,000, a 387% increase from $52,000 realized last year.

   The increase in revenues is attributed to a $412,000 decrease in loss allocations associated with SCCLP offset by reductions in petroleum product sales of $108,000 and electrical capacity sales of $57,000. The improvement in SCCLP loss allocations is attributed to substantially improved operating performance and higher product prices compared to the prior year. The reductions associated with petroleum product sales and electrical capacity sales relate to terminations of various contracts in February and January 1997 respectively.

   Operating income (loss) by industry segment, before allocation of general corporate overhead for the second quarter of 1998 compared to the same period during 1997 is as follows:

                                                                  Increase
        Segment                      1998           1997         (Decrease)

    Refining                     $  (9,100)     $  (29,600)        $  20,500
    Electrical generation           (3,100)         43,100           (46,200)
    Gas production                  28,300          34,300            (6,000)
    Methanol project               (43,800)       (455,600)          411,800
    Corporate overhead
         and other                 (83,700)        (72,400)          (11,300)
                                 $(111,400)     $ (480,200)        $ 368,800

   The decline in refining losses is attributed to reduced employment and maintenance costs associated with the idling of the refinery. The decline in electrical generation income is also attributed to idling of the facility pending identification of alternative uses for the generators. The slight reduction in earnings from natural gas production is the result of improved prices offset by slightly reduced production and the incurrance of certain infrequent workover expenses. The substantial improvement in methanol project losses is directly attributed to improved operating performance of the facility coupled with higher product prices. The loss for the current year quarter reflects the cost of the annual scheduled turnaround which occurred in August of the current year. Administrative overhead expenses increased slightly during the current year quarter mainly attributed to an increase in office building expenses and repairs and the timing of realization of certain annual expenses.

   Six months ended August 31, 1997 compared to six months ended August, 31,
1996

   Total revenues for the current year increased to $456,000, up 348% from $102,000 in the prior year. Earnings before income taxes increased to $188,000, up 136% over a loss of $526,000 in the prior year. Cash flow increased to $253,000 up 384% from $52,000 realized during the same period last year.

   The increase in revenues is attributed to a significant improvement in earnings allocations associated with SCCLP and offset by reductions in sales of petroleum products and sales of electrical capacity and energy. All other sources of revenues remained relatively unchanged from the prior year. Petroleum product sales were terminated in February 1997 when the crude oil purchase contract held by IRC expired. Electrical capacity and energy sales were terminated in January 1997 when IRC's agreement with its electric customer expired. The current improvement in income allocations from SCCLP is attributed to steady operating performance during the first five months of the current year coupled with improved methanol prices compared the last year. Much of the current year gains were reversed in August 1997 due to significant repair costs associated with planned turnaround activities.

   Operating income (loss) by industry segment, before allocation of general corporate overhead for the first six months of 1998 compared to the same period during 1997 is as follows:

                                                                  Increase
        Segment                      1998             1997        (Decrease)

    Refining                     $ (16,600)     $  (68,400)       $  51,800
    Electrical generation           (6,200)         72,300          (78,500)
    Gas production                  40,000          55,600          (15,600)
    Methanol project               337,500        (402,400)         739,900
    Corporate overhead
          and other               (167,100)       (183,000)          15,900
                                 $ 187,600      $ (525,900)       $ 713,500


   The reduction in losses associated with refining activities is the result in cost saving measures implemented while the refinery is in a shut down mode. The reduction in earnings associated with electrical generation is attributed to the termination of the stand-by power agreement in January 1997. It should be noted that the majority of losses experienced currently for both refining and generation consist of ongoing depreciation charges.
The reduction in earnings from natural gas production is associated with expenses incurred to workover one well and plugging of one non producing well. The substantial improvement associated with the methanol project is attributed to improved operations at the SCCLP facility and higher product prices realized compared to last year resulting in increased income allocations to the Registrant. Management fee income and overhead cost reimbursements were substantially unchanged from the prior year. As noted in the financial statements filed with this report, the Registrant, effective as of September 1, 1997, no longer holds a partnership interest in SCCLP nor will it receive further management fees. It will however continue to receive certain reimbursements for administrative services which will diminish over the next several months. The reduction in corporate overhead costs is attributed to an increase in rental income, a slight reduction in office related expenses, and an increase in interest income.


Liquidity and Capital Resources

   The Registrant had cash and cash equivalents of $602,000 as of August 31, 1997 compared to $349,000 at the beginning of the year representing a $253,000 increase. The increase consists of a $246,000 contribution from operations, net collections of notes receivable of $11,000, offset by payments on debt of $4,000.

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

   Significant sources of cash flow in the coming months consists of an estimated $10,000 per month from natural gas production, and an additional $5,000 per month from rental and interest income. It is estimated that ongoing administrative costs will be approximately $13,500 per month before consideration of possible cost reductions associated with the phaseout of SCCLP administrative services. The Registrant anticipates the receipt of approximately $367,000 from tax refunds from prior years and expects to receive distributions from ICPL of approximately of $179,000 associated with the sale of ICPL's interest in SCCLP. The Registrant presently has sufficient cash on hand to retire all of its outstanding debt.

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

Item 5. Other Information

   (a) On October 6, 1997, ICPL, the general partner of SCCLP of which the Registrant owns 90%, executed an agreement to sell all of its interest in SCCLP to an unrelated third party. The effective date of the sale was September 1, 1997. As a result of the sale, IC, a wholly owned subsidiary of the Registrant, is no longer the managing general partner of SCCLP and the Registrant is relived of all continuing obligations, contingent or otherwise, associated with general partnership interests in SCCLP. ICPL, upon wrap up of all of its financial affairs, intends to dissolve and distribute all of its net assets to its partners prior to the end of calendar 1997. The Registrant will continue to provide certain administrative services to SCCLP on a temporary basis pending thetransfer of all accounting and reporting activities to the new general partner. As part of the agreement, the Registrant, along with William N. Hagler, its president, have agreed not to compete in the methanol production business for a period of three years. The Registrant believes that based on the checkered history of the methanol facility, and scheduled increases in plant lease costs slated for early 1998, the disposal of its interest in SCCLP and the termination of ongoing obligations associated with the management of the partnership is in the best interest of the Registrant and its shareholders.

Item 6.  Exhibits and Reports on Form 8-K

   (b) There were no submissions on Form 8-K during the period covered by this report.




                                 SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated:





UNICO, INC.



By: Rick L. Hurt                                   Date:   October 10, 1997
    Rick L. Hurt, Controller, Secretary,
    Treasurer, and Chief Financial Officer