Form 10-Q
period 1997-11-30
UNICO INC /NM/
filed 1998-01-15
CIK 766794

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



             For the quarter ended November 30, 1997

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



     On December 31, 1997, there were 986,590 shares of registrant's $0.20 par value common stock outstanding.

                              INDEX
                     TO REPORT ON FORM 10-Q
                         FOR UNICO, INC.


Item in Form 10-Q                                                Page

PART I:  FINANCIAL INFORMATION

Item 1.Financial statements

     Consolidated balance sheets as of November 30, 1997
      and February 28, 1997                                        3

      Consolidated statements of operations for the three
      and nine month periods ended November 30, 1997 and 1996      5

      Consolidated statements of cash flows for the
      nine months ended November 30, 1997 and 1996                 6

      Notes to consolidated financial statements                   7

Item 2.Managements discussion and analysis of financial
      condition and results of operations.                         8


PART II:  OTHER INFORMATION

Item 1.Legal Proceedings                                          11

Item 4.Submission of Matters to a Vote of Security Holders        11

Item 5.Other Information                                          12

Item 6.Exhibits and Reports on Form 8-K                           12

UNICO, INC.
Consolidated Balance Sheets




                                            November 30,  February 28,
                                               1997          1997
                                            (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                 $   957,430   $   349,055
  Accounts receivable                            65,928       114,685
  Accounts and accrued interest
    receivable from related parties             179,089         7,899
  Inventories                                    20,861        20,861
  Notes receivable from related parties         224,013       310,200
  Tax refund receivable                          12,531       340 298
     TOTAL CURRENT ASSETS                     1,459,852     1,142,998

PROPERTY AND EQUIPMENT
  Land, buildings and improvements              434,327       434,327
  Equipment                                     164,930       164,930
  Refinery equipment                          1,183,333     1,183,333
  Co-generation equipment                       290,298       290,298
  Oil and gas properties                        894,400       894,400
  Property, plant and equipment (gross)       2,967,288     2,967,288
  Accumulated depreciation & depletion       (1,926,906)   (1,828,936)
                                              1,040,382     1,138,352

OTHER ASSETS
  Notes receivable                                9,318         9,318
  Other assets (net)                            149,818       152,359
  Investment in Chatfield Dean                  600,500       600,000
  Investment in partnership                        -          134,663
                                                756,636       896,340

                                            $ 3,259,870   $ 3,177,690

Consolidated Balance Sheets - Continued





                                            November 30,  February 28,
                                               1997          1997
                                            (Unaudited)

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
  Trade accounts payable                    $     65,476  $    87,033
  Taxes other than income                          2,402        2,566
  Other accrued expenses                          17,133        3,115
  Current portion of convertible
   subordinated debentures payable
    to related parties                           178,000      178,000
  Current portion of long-term debt                 -           8,892
  Income taxes payable                            33,800         -
       TOTAL CURRENT LIABILITIES                 296,811      279,606

LONG-TERM DEBT, net of current portion              -           9,727

CONVERTIBLE SUBORDINATED DEBENTURES PAYABLE
TO RELATED PARTIES                                  -            -

DEFERRED TAXES PAYABLE                            62,200       85,800

STOCKHOLDERS' EQUITY
    Preferred stock, $0.01 par value,
      authorized 8,000,000 shares,
      none outstanding                              -            -
    Common stock, $0.20 par value,
      authorized 2,500,000 shares,
      issued and outstanding 986,590
      shares                                     197,318      197,318
    Additional paid in capital                 2,042,576    2,042,576
    Retained earnings                            660,965      562,663
                                               2,900,859    2,802,557

                                             $ 3,259,870  $ 3,177,690

See notes to consolidated financial

UNICO, INC.
Consolidated Statements of Income


                                              For the three months ended    For the nine months ended
                                              November 30,   November 30,   November 30,   November 30,
                                                 1997           1996           1997           1996
                                              (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

REVENUES
 Refined product sales                        $     -        $   120,421    $      -       $   369,499
 Electrical capacity and energy                     -             62,385           -           195,597
 Rent and miscellaneous income                     6,749           3,805         16,690          9,742
 Natural gas sales                                65,974          34,638        174,103        150,067
 Income (loss) from investment in partnership    (62,022)       (304,690)        44,121       (940,317)
 Management fees and overhead cost recovery        6,112         115,884        237,564        349,484
                                                  16,813          32,443        472,478        134,072


COSTS AND EXPENSES
 Cost of sales                                    27,352         166,245         79,008        549,421
 General and administrative                       71,135          79,085        232,174        248,743
 Depreciation, depletion and amortization         31,327          30,883         97,970        100,520
 Interest, net                                    (6,184)          5,230        (17,444)        10,319
                                                 126,630         281,443        391,708        909,003

INCOME (LOSS) FROM OPERATIONS
  BEFORE INCOME TAXES                           (106,817)       (249,000)        80,770       (774,931)

 Provision for income taxes:
   Current                                       (21,430)        (68,156)         6,068       (227,604)
   Deferred                                      (15,900)         (3,950)       (23,600)       (11,850)
                                                 (37,330)        (72,106)       (17,532)      (239,454)

NET INCOME (LOSS)                              $ (69,487)    $  (176,894)    $   98,302    $  (535,477)

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                             986,590         986,590        986,590        986,590

EARNINGS (LOSS) PER COMMON SHARE               $   (0.07)    $     (0.18)    $     0.10    $     (0.54)





See notes to consolidated financial statements.

UNICO, INC.
Consolidated Statements of Cash Flows


                                               For the nine months ended
                                               November 30,  November 30,
                                                    1997        1996
                                                (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                               $    98,302   $(535,477)
Adjustments to reconcile net income
  to cash provided by operating activities:
 Depreciation, depletion and amortization            97,970     100,520
 Deferred income taxes                              (23,600)    (11,850)
 (Income) loss on investment in partnership         (44,121)    940,317
 Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable       (122,433)     (2,630)
  (Increase) decrease in inventories                   -         15,387
  Increase (decrease) in accounts payable
     and accrued expenses                            (7,703)    (10,809)
 Decrease in refundable deposits                      2,541       1,720
 Income tax refunds received                        355,499        -
 Increase (decrease) in income taxes accrued          6,068    (632,755)
NET CASH FLOW PROVIDED, (USED) BY
  OPERATING ACTIVITIES                              362,523    (135,577)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment                                 -        (26,950)
 Cash distribution received from partnership        178,784     318,829
 Increase in certificates of deposit                   -         (5,050)
 Decrease in certificates of deposit                   -        235,000
 Investment in Chatfield Dean                          (500)   (100,000)
 Increase in notes receivable                      (346,500)   (187,112)
 Collections on notes receivable                    432,687       1,500
NET CASH FLOW PROVIDED (USED) BY
  INVESTING ACTIVITIES                              264,471     236,217

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in long-term debt                            -         26,950
 Payments on long term debt                         (18,619)   (138,051)
NET CASH FLOW USED BY FINANCING ACTIVITIES          (18,619)   (111,101)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS$   608,375  $  (10,461)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    349,055     232,409

CASH AND CASH EQUIVALENTS AT END OF PERIOD      $   957,430  $  221,948

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

    The consolidated balance sheet as of November 30, 1997, the consolidated statement of income for the three and nine month periods ended November 30, 1997 and 1996, and the consolidated statement of cash flows for the three and nine month periods ended November 30, 1997 and 1996, have been prepared by the Company, without audit. In the opinion of management, all adjustments, (which include only normal recurring adjustments), necessary to present fairly the financial position, results of operations and changes in cash at November 30, 1997, and for all periods presented have been made.

    The Company's financial statement for the period November 30, 1997 has been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Several of the Company's revenue sources have substantially declined over the past year. Management recognizes that the Company must generate additional resources to replace its existing depleting revenue base. The Company has positive working capital and positive stockholders' equity at November 30, 1997. The Company also has no material long-term debt service requirements at November 30, 1997. The Company's current declining revenue stream would allow the Company to sustain operations on an ongoing basis for at least the next fiscal year. Management's plans to enhance its revenue base include consideration of the sale of its refinery in Fredonia, Arizona, with a possible continued equity participation, acquisition of, or merger with, other entities, or other business transactions which would generate sufficient resources to assure continuation of the Company's operations.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the Company's Form 10-K, filed with the Securities and Exchange Commission.
The results of operations for the period ended November 30, 1997, are not necessarily indicative of operating results for the full year.

Investment in Partnership

    On October 6, 1997 and effective as of September 1, 1997, IC Partners Ltd., ("ICPL"), the general partner of SCCLP, sold 100% of its interest in SCCLP to an unrelated third party. Upon execution of the agreement ICPL, along with the Company's wholly owned subsidiaries IC and GTI, terminated all continuing interests and obligations associated with SCCLP. ICPL, having no other assets or operations other than its interest in SCCLP filed its final partnership tax returns as of December 31, 1997 and distributed its net remaining assets, solely cash, to its various partners as a liquidating distribution. Following is a summary of allocations recognized by the Company in conjunction with the liquidation of ICPL.

       Description                        IC        GTI      Total

Income from operations               $  66,870  $  39,273  $ 106,143
Gain (loss) on liquidation              27,804    (89,826)   (62,022)
Net income (loss) from investment    $  94,674  $ (50,553) $  44,121

Investment account 02/28/97          $  17,979  $ 116,684  $ 134,663
 Income (loss) allocations              94,674    (50,553)    44,121
 Liquidating distribution paid 12/97  (112,653)   (66,131)  (178,784)
Investment account 11/30/97          $    -     $    -     $    -

    The amounts shown as liquidating distributions from ICPL, which were paid during December 1997, have been accrued by the Company and are included in accounts receivable from related parties as of November 30, 1997.

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


Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations.

Business

    The Company was incorporated under the laws of the State of New Mexico in April, 1979. Company resources are segmented into four categories of business; petroleum product refining and processing, electrical energy production, natural gas production, and methanol production. Currently, refining and processing and electrical energy production are performed by the Company's wholly-owned subsidiary, Intermountain Refining, Co., Inc. ("IRC"), while natural gas production is carried-out by the Company under the name Unico Resources. Until September, 1997, through its wholly-owned subsidiary, Intermountain Chemical, Inc., the Company managed and operated a methanol production facility, owned by others, in Commerce City, Colorado. Through its wholly owned subsidiary GTGI, the Company maintained a limited partnership interest in the general partner of the methanol production facility.

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

Methanol Production

    In July, 1988, the Company initiated a project to construct a 250 ton per day methanol production facility in the Denver, Colorado area. The facility converts natural gas into chemical grade methanol which is marketed to refiners and chemical distributors. The Company, through its subsidiary IC, was the managing general partner of Sand Creek Chemical Limited Partnership ("SCCLP") which performs all production and marketing operations associated with the facility. IC held the general partnership interest in IC Partners Limited, ("IC-PL"), the general partner of SCCLP. The facility is owned by Fleet Bank, previously Shawmut Bank Connecticut, who leases the facility to SCCLP under a fifteen year operating lease. Construction and start-up testing of the facility was substantially completed in October 1993 and the facility is currently operating near design capacity. The Company provided management, accounting and personnel services to the facility and was active in the completion of construction of the project. The Company has received various payments and expense reimbursements associated with its services and activities on the project.

In December 1994, the Company, through another wholly owned subsidiary GTGI, acquired a limited partnership interest in IC-PL. The Company received allocations of SCCLP income and loss in accordance with the various interests held in IC-PL.

In October 1997, and effective as of September 1, 1997, IC-PL sold all of its interest in SCCLP to an unrelated third party. Except for providing continuing administrative services on a temporary basis, the Company no longer has any involvement with SCCLP.


Results of Operations

    Quarter ended November 30, 1997 compared to quarter ended
      November 30, 1996

    Total revenues declined to $17,000, down 48% from $32,000 realized during the prior year quarter. Earnings before income taxes increased to a loss of $107,000 representing a 57% improvement over a loss of $249,000 during the same period last year. Cash flow increased to $608,000, a significant improvement over the use of $10,000 realized in the prior year quarter.

    The decrease in revenues is attributed to a $183,000 decline in revenues from brokered crude oil and electrical generation revenues which were both discontinued during the prior year, a decrease of $110,000 in management fees associated with the management of SCCLP which was discontinued in August 1997, offset by a slight increase in rental income, a $31,000 increase in natural gas sales due to improved production and net back prices realized, and a $243,000 decrease in loss allocations associated with SCCLP.

    Operating income (loss) by industry segment, before allocation of general corporate overhead for the third quarter of 1998 compared to the same period during 1997 is as follows:

                                                      Increase
        Segment                   1998       1997    (Decrease)

    Refining                  $ (12,600) $  (33,200)  $  20,600
    Electrical generation        (3,000)     42,200     (45,200)
    Gas production               31,200      10,800      20,400
    Methanol project            (56,000)   (188,700)    132,700
    Corporate overhead
      and other                 (66,400)    (80,100)     13,700
                              $(106,800) $ (249,000)  $ 142,200

    The decline in refining losses is attributed to reduced employment and maintenance costs associated with idling of the refinery. The decline in electrical generation income is the result of idling of the generators.
The increase in natural gas production earnings is attributed to increased sales prices and production volumes offset by some increases in major well workover costs. The significant improvement in the methanol project revenues is attributed to improved operating performance and higher product prices experienced prior to the sale of the SCCLP interest. The reduction in general overhead costs is associated with cost saving measures implemented as a result of reductions in operating activities.

Nine months ended November 30, 1997 compared to nine months ended
  November, 30, 1996

    Total revenues for the current year increased to $472,000, a 252% increase over $134,000 experienced during the same period last year. Earnings before income taxes for the current year to date were $81,000 compared to a loss of $775,000 during the same period last year. Cash flow for the first nine months of the current year was $608,000 compared to a use of $10,000 during the first nine months last year.

    The increase in revenue is mainly attributed to the substantial increase from partnership income allocations of $984,000 offset by declines in refining and electrical generation revenues of $565,000 and diminished management fee revenues of $112,000. Rental income, and natural gas sales however, the two currently remaining activities of the Registrant, increased over last year by $7,000 and $24,000 respectively. The increase in natural gas revenues was due to a slight increase in production over last year coupled with substantial price improvements compared to last year.

    Operating income (loss) by industry segment, before allocation of general corporate overhead for the first nine months of 1998 compared to the same period during 1997 is as follows:

                                                       Increase
        Segment                    1998       1997    (Decrease)

    Refining                   $ (29,200) $ (101,600)  $  72,400
    Electrical generation         (9,200)    114,500    (123,700)
    Gas production                71,200      66,400       4,800
    Methanol project             281,500    (591,100)    872,600
    Corporate overhead
      and other                 (233,500)   (263,100)     29,600
                               $  80,800  $ (774,900)  $ 855,700

    The reduction in losses associated with refining activities is the result in cost saving measures implemented while the refinery is in a shut down mode. The reduction in earnings associated with electrical generation is attributed to the termination of the stand-by power agreement in January 1997. It should be noted that the majority of losses experienced currently for both refining and generation consist of ongoing depreciation charges. The slight improvement in natural gas production earnings is attributed to the previously mentioned improvements in revenues offset by some increases in well workover expenses which should benefit production over several
years and a one time charge for plugging one non-producing well.   The
substantial improvement associated with the methanol project is attributed to improved operations at the SCCLP facility and higher product prices realized compared to last year resulting in increased income allocations to the Registrant. Management fee income and overhead cost reimbursements were substantially unchanged from the prior year. As noted in the financial statements filed with this report, the Registrant, effective as of September 1, 1997, no longer holds a partnership interest in SCCLP nor will it receive further management fees. It has however received certain reimbursements for administrative services which will diminish over the next several months. The reduction in corporate overhead costs is attributed to an increase in rental income, a slight reduction in office related expenses, and an increase in interest income.

Liquidity and Capital Resources

    The Registrant had cash and cash equivalents of $957,000 as of November 30, 1997 compared to $349,000 at the beginning of the year representing a $608,000 increase. The increase consists of a $363,000 contribution from operations, net collections of notes receivable of $86,000, partnership liquidating distributions of $178,000, offset by payments on debt of $4,000.

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

Inflation, Deflation and Changing Prices

    The results of operations and capital expenditures will continue to be affected by inflation, deflation and changing prices. Prices of natural gas could have a materially adverse effect on the Registrant's operations. Management is unable to predict the full impact of these factors on the results of operations or working capital.

PART II: OTHER INFORMATION

Item 1.Legal Proceedings

    (a)There are presently no legal proceedings pending of which the Registrant is a party.

Item 4.Submission of Matters to a Vote of Security Holders

    (a)On December 11, 1997 the Registrants annual meeting of shareholders was held in the Registrants Corporate Offices in Farmington, New Mexico. Proxies were not solicited for the meeting. There were 679,618 shares, 68.9% of the Registrants outstanding common shares, represented at the meeting.

    (b)The previous Board of Directors consisting of William N. Hagler and Rick L. Hurt, was relected in its entirety.

    (c)Other matters presented for vote, and the results of such vote are as follows:

       (1)Atkinson and Co. were selected to continue as financial auditors for the Registrant. Voting: For 678,618, Against 0, Abstained 0.

       (2)The Registrant was authorized to amend its Articles of Incorporation increasing the number of authorized $.20 par value common stock from 2,500,000 to 50,000,000.
          Voting:  For 679,618, Against 0, Abstained 0.

       (3)The Board of Directors of Registrant were authorized to take such steps as are necessary or appropriate to position the Registrant for a merger or acquisition in the near future.
          Voting:  For 679,618, Against 0, Abstained 0.


Item 5.Other Information

    (a)On October 6, 1997, ICPL, the general partner of SCCLP of which the Registrant owns 90%, executed an agreement to sell all of its interest in SCCLP to an unrelated third party. The effective date of the sale was September 1, 1997. As a result of the sale, IC, a wholly owned subsidiary of the Registrant, is no longer the managing general partner of SCCLP and the Registrant is relived of all continuing obligations, contingent or otherwise, associated with general partnership interests in SCCLP. ICPL, has essentially wrapped up of all of its financial affairs and distributed all of its net assets to its partners prior to December 31, 1997. The Registrant will continue to provide certain administrative services to SCCLP on a temporary basis pending the transfer of all accounting and reporting activities to the new general partner. As part of the agreement, the Registrant, along with William N. Hagler, its president, have agreed not to compete in the methanol production business for a period of three years. The Registrant believes that based on the checkered history of the methanol facility, and scheduled increases in plant lease costs slated for early 1998, the disposal of its interest in SCCLP and the termination of ongoing obligations associated with the management of the partnership is in the best interest of the Registrant and its shareholders.

Item 6.Exhibits and Reports on Form 8-K

    (b)There were no submissions on Form 8-K during the period covered by this report.




                        SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated:





                        UNICO, INC.



 By:        Rick L. Hurt                            Date: January 14, 1998
 Rick L. Hurt, Controller, Secretary,
 Treasurer, and Chief Financial Officer