Form 10-K405
period 1998-02-28
UNICO INC /NM/
filed 1998-06-15
CIK 766794

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934


                For the fiscal year ended February 28, 1998

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

     Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form
10-K or any amendment to this Form 10-K   X  .

     The aggregate market value of the registrant's $0.20 par value common stock held by non-affiliates at April 30, 1998, was $728,000.

     On April 30, 1998, there were 1,125,609 shares of Registrant's $0.20 par value common stock outstanding excluding 3,699 shares held by the Registrant for resale.

     Documents incorporated by reference: Portions of the Registrant's annual report to stockholders for the year ended February 28, 1998 are incorporated by reference to Parts I and II.
(1)

                                   INDEX
                          TO REPORT ON FORM 10-K
                              FOR UNICO, INC.


Item in Form 10-K                                                    Page

                                  PART I

Item 1.  Business                                                       3

Item 2.  Properties                                                     3

Item 3.  Legal Proceedings                                              3

Item 4.  Submission of Matters to a Vote of Security Holders            4

                                  PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder
         Matters                                                       4

Item 6.  Selected Financial Data                                       4

Item 7.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                        4

Item 8.  Financial Statements and Supplementary Data                   4

Item 9.  Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure                                             5

                                 PART III

Item 10. Directors and Executive Officers of the Registrant            5

Item 11. Executive Compensation                                        6

Item 12. Security Ownership of Certain Beneficial Owners and Management  7


Item 13. Certain Relationships and Related Transactions                9

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-k                                                      9
(2)

                                  PART I
Item 1. Business:

      Information relative to Registrant's business on pages 5 and 6 of the Registrant's Annual Report to Stockholders for the year ended February 28, 1998 and information with respect to industry segments on pages 23 through 24 of the Annual Report are incorporated herein by reference.

Item 2. Properties.

      Information relative to properties owned by the Registrant on page 7 of the Registrant's Annual Report to Stockholders for the year ended February 28, 1998 is incorporated herein by reference.

Item 3. Legal Proceedings

      Other than collection actions or other actions arising in the ordinary course of the Registrant's business, no legal proceedings to which the Registrant is a party or of which any of its property is subject are pending or known to be contemplated, and the Registrant knows of no legal proceedings pending or threatened, or judgment against any director or officer of the Registrant in their capacity as such, except the following:

      (a) Information relative to pending litigation is discussed in Note Q on Page 32 of the Registrants Annual Report to Stockholders for the year ended February 28, 1998 incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders.

      During the fourth quarter of the fiscal year covered by this report the Registrant held its annual meeting of stockholders. Matters presented for a vote of the stockholders and the results of such vote were reported on the Registrants Form 10-Q for the quarter ended November 30, 1997 filed with the Commission on January 15, 1998.

                                  PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
Matters.

      Information relative to Registrant's common stock on the inside front cover of the Registrant's Annual Report to Stockholders for the year ended February 28, 1998 is incorporated herein by reference.


Item 6. Selected Financial Data

      Information relative to selected financial data on page 4 of the Registrant's Annual Report to Stockholders for the year ended February 28, 1998 is incorporated herein by reference.
(3)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Information relative to management's discussion and analysis of financial condition and results of operations on pages 7 through 10 of the Registrant's Annual Report to Stockholders for the year ended February 28, 1998 is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

     The consolidated financial statements on pages 12 through 32 of the Registrant's Annual Report to Stockholders for the year ended February 28, 1998 are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There has not been any disagreement between the Registrant and its Accountants of a nature which would require disclosure in compliance with
Item 304 of Regulation S-K.


                                 PART III

Item 10. Directors and Executive Officers  of Registrant.

     The directors and executive officers of the Registrant, their ages and positions held in the Registrant are as follows:

        Name                   Age              Position         Held Since

William N. Hagler               66      President and Director   1979
603 Merino Kraal
Farmington, New Mexico 87401

Rick L. Hurt                    45      Controller, Secretary,   1985
5701 Tee Dr.                            Treasurer
Farmington, New Mexico 87401

William Hickey                  66      Director                 1998
100 Sunrise Way, Suite 430
Palm Springs, California 92262

Joe G. Watson                   68      Director                 1998
2713 E. 20th
Farmington, NM 87401

     Background information concerning the Officers and Directors is as follows:
(4)

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

     Rick L. Hurt received a BBA degree in Accounting from the University of New Mexico in 1979. From 1979 to 1982, he was employed as a staff accountant and later as a senior accountant by the accounting firm of Fox & Company in its Albuquerque, New Mexico, offices. From 1982 until March of 1985 he was employed as chief accountant for the law firm of Davis and Davis in Austin, Texas. Mr. Hurt is certified as a public accountant in the states of New Mexico and Texas. Mr. Hurt joined the Registrant as Assistant Controller in March of 1985, and became its Controller, Secretary, Treasurer, and a Director on May 20, 1985. Mr. Hurt resigned as a Director in 1998 to allow the appointment of Joe G. Watson to serve as an outside director for the Registrant.


     William Hickey a graduate of Cornell Law School, was general counsel, corporate secretary and a director of Saba Petroleum Company (SAB; AMEX) until 1997. Retired from active legal practice, he is now a legal consultant to Saba in complex business transactions. Mr. Hickey is also retained by Saba's parent company, Capco Resources, Ltd. (CRS, ASE), to provide counsel in matters of corporate governance and regulatory compliance. Upon graduation from law school, Mr. Hickey was an antitrust litigation attorney and corporate counsel for the General Electric Company. Later, he served as senior vice-president, general counsel and a director of Consolidated Freightways, Inc. (CNF; NYSE); and, vice-president and general counsel of Litton Industries, Inc. (Business Equipment Group) (LIT;NYSE). Prior to joining Saba, Mr. Hickey was a professor of corporation and securities law at California Pacific College of law. A member of the American Bar Association corporate law section, and the American Society of Corporate Counsel, Mr. Hickey has been active in the development of rules of corporate governance by these organizations. An officer in the U.S. Air Force Reserve for 25 years, Mr. Hickey is retired with the permanent rank of captain. Mr. Hickey is active in community charitable work providing volunteer services to the Palm Springs Stroke Center and the Angel View Crippled Children's Center.


     Joe G. Watson received a Bachelor of Business Administration from the University of New Mexico in 1951. Mr. Watson officially retired in 1996 but currently serves as a director and officer of Four Corners Insurance, Inc. in Farmington, New Mexico, a business he formed in 1961. Mr. Watson served as a director for Four Corners Savings and Loan from 1961 until 1986, during which time he served as it's managing officer from 1967 until 1970 and then its president until the company was sold in 1986. Mr. Watson has served on various governing boards including 6 years on the board of the New Mexico Savings and Loan League, the last year as its president, 4 years on the board of the Federal Home Loan Bank in Dallas, the last year as its vice-chairman, and 15 years on the New Mexico State Board of Educational Finance, the last 5 years as its vice-chairman. Mr. Watson is active in various charitable organizations in the local community and is a member of the New Mexico Amigos, a statewide organization recognized by the Governor and the Legislature as the Official Goodwill Ambassadors for the State of New Mexico.

     Mr. Hagler and Mr. Hurt devote substantially all of their time to the affairs of the Registrant and will continue to do so in the future.

     No family relationship exists between any officer or director of the Registrant and no officer or director has been involved in any proceeding of the nature described in paragraph (d) of Item 401 of Regulation S-K.

     No officer or director of the registrant has been subject, during the preceding 5 years, to any of the events set forth in paragraph (f) of Item 401 of Regulation S-K.
(5)

     Since the Common Stock of the Registrant is registered pursuant to
Section 12(g) of the Securities Exchange Act of 1934 (the"Exchange Act"), the executive officers and directors of the Registrant and beneficial owners of greater than 10% of the Registrant's Common Stock ("10% beneficial owners") are required to file beneficial ownership reports, pursuant to Section 16(a) of the Exchange Act, with both the Securities and Exchange Commission ("SEC") and the Registrant, disclosing changes in beneficial ownership of the Common Stock. SEC rules, pursuant to Section 16, require disclosure by the Registrant of the failure of an executive officer, director or 10% beneficial owner of the Registrant to file beneficial ownership reports on a timely basis. Based on the Registrants review of such ownership reports, no executive officer or director of the Registrant failed to file such an ownership report on a timely basis during the 1998 fiscal year.

Item 11. Executive Compensation.

     The following table sets forth certain information concerning the remuneration paid by the Registrant for the three most recent fiscal years ending February 28, 1998.

                     Annual Compensation
   Name                                                   Other
    and                                                  Annual
 Principal                                               Compen-
  Position               Year        Salary    Bonus     sation
                                                           (1)

William N. Hagler        1998      $100,958  $     0      $    0
CEO and Director         1997      $ 98,696  $     0      $    0
                         1996      $ 94,783  $     0      $1,441

   (1) Includes discretionary employer 401(k) contributions totalling $2,222 for all officers including $1,441 for Mr. Hagler during 1996. There were no 401(k) contributions made during 1997, or 1998.

   The Registrant's employees, including the Registrant's officers, may also receive such bonuses and salary increases as the Board of Directors, in its sole discretion, may award.

   The Registrant provides health insurance benefits to the officers and directors and all other full time employees.

   No Registrant Director is compensated for attending meetings of the Board of Directors.

   Effective for the year ended February 28, 1989, the Registrant adopted an Employee Stock Ownership Plan ("ESOP"), for the benefit of all of its employees, including those of wholly owned subsidiaries. Contributions to the plan were made at the sole discretion of the Board of Directors and were limited to the maximum amount deductible for income tax purposes. Eligible employees included all full time employees with a minimum of six months of service as of any anniversary date of the plan with vesting taking place on a six year graded basis applied retroactive as of the effective date of the plan. During 1998, 1997 and 1996, the Registrant made no contributions to the ESOP. A copy of the plan was filed with the Commission as an exhibit to the Registrant's Form 10-K filed for the fiscal year ended February 28, 1989.

   During 1998, the ESOP was determined to be no longer cost effective and was terminated effective February 5, 1998. Amounts accrued to the benefit of plan participants, consisting solely of common stock of the Registrant, were distributed to the plan participants in accordance with the plan. Shares previously held by the ESOP for the benefit of officers and directors totaled 17,719 shares including 11,315 shares held for the benefit of William N. Hagler. All such shares were distributed to individual retirement accounts as qualified rollovers from the ESOP upon termination of the plan.

     Effective for the year ended February 28, 1994, the Registrant adopted a 401(k) Plan for the benefit of all of its full time employees, including those of wholly owned subsidiaries. Employees meeting certain minimal eligibility requirements were entitled to make voluntary contributions to the Plan subject to limitations set by Internal Revenue Regulations. The Registrant, at it's sole discretion, could make both matching and discretionary contributions for the benefit of participants of the Plan limited by the maximum amounts deductible for income tax purposes. Employees were automatically 100% vested in voluntary contributions and vested in Registrant contributions on a six year graded basis applied retroactive as of the effective date of the Plan. During 1998 and 1997, the Registrant made no contributions to the Plan. During 1996, the Registrant contributed $11,754 to the Plan which was allocated based on elective deferrals made by employees during the year not exceeding 1.52% of gross earnings. A copy of the 401(k) Plan was filed with the Commission as an exhibit to its Form 10-K filed for the year ended February 28, 1995.
(6)

     During fiscal 1998, continued maintenance of the 401(k) plan was determined not to be cost effective and the plan was terminated with all plan assets distributed to participants in accordance with the plan.


Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) Security ownership of certain owners.

     On February 28, 1998, the only persons known to the Registrant to own 5% or more of the issued and outstanding Registrant common stock, its only voting security, are as follows:

                   Name and address         Amount and nature
   Title of               of                        of             Percent
     Class        Beneficial owner         Beneficial ownership    of class


$0.20 par value    William N. Hagler        560,408 shares of        49.62%
common stock       603 Merino Kraal         record and beneficially
                   Farmington, NM 87401

$0.20 par value    William & Helen Braddock 149,400 shares of        13.23%
common stock       P.O. Box 403             record and beneficially
                   Dorado, PR  00646

(b) Security ownership of management.

     On February 28, 1998, the ownership by the Registrant's management of its common stock, its only voting security, was as follows:

  Name and address                  Amount and nature
    Title of                              of                    of Percent
     Class                         Beneficial owner    Beneficial
ownership     of class

$0.20 par value    William N. Hagler         560,408 shares of       49.62%
common stock       603 Merino Kraal          record and beneficially
                   Farmington, NM 87401

$0.20 par value    all officers and          567,312 shares of       50.40%
common stock       directors (2 People)      record and beneficially


     No shares of the Registrant's Series A Preferred Stock are presently issued and outstanding.


(c) Changes in control.

     There are no arrangements known to the Registrant, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change of control of the Registrant, except as discussed in Note Q on Page 32 of the Registrant's Annual Report to Stockholders for the year ended February 28, 1998 incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

     Since the beginning of the Registrant's last fiscal year, there were no transactions, or series of similar transactions, or currently proposed transactions, to which the Registrant or its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, nominee for election as a director, security holder known by Registrant to own 5% or more of any class of the Registrant's voting securities or any member of the immediate family of any of the foregoing, had or will have a direct or indirect material interest except as follows:

     (a) On November 1, 1996 the Registrants wholly owned subsidiary IRC, issued an 8% $325,000 revolving line of credit to Red Hills Manufacturing, Inc. ("RHMCO"), a New Mexico Corporation, which is collectively controlled by William N. Hagler and Rick L. Hurt who are both officers and directors of the Registrant. The line of credit was issued to RHMCO for the purpose of purchasing certain equipment and for start-up working capital requirements of RHMCO. During the year ended February 28, 1998, the maximum balance under the credit line was $433,000 and the balance due to IRC as of February 28, 1998 is $102,000. The note is secured by cash, accounts receivable, inventories and equipment owned by RHMCO. During the year ended February 28, 1998 neither Mr. Hagler or Mr. Hurt received any payments in the form of compensation or dividends from RHMCO.

     (b) In February 1998, William N. Hagler, President and a Director of the Registrant, offered to convert $178,000 face value 10.5% convertible subordinated debentures into common stock of the Registrant at a conversion price of $1.40 per share. In addition, Mr. Hagler requested that accrued interest on the debentures be paid to him by the issuance of common stock priced at $1.40 per share and that warrants to purchase 11,125 shares of common stock, which were attached to the debentures, be amended to reflect an exercise price of $1.40 per share and the expiration date extended to December 31, 1999. The Registrant accepted Mr. Hagler's offer and on February 28, 1998 issued 142,718 shares of common stock to Mr. Hagler in exchange for cancellation of the $178,000 face value debentures and accrued interest of $21,805.
(7)

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

(b) No reports on Form 8-K were filed by the Registrant during the fiscal year ended February 28, 1998 except as follows:

     (a) On May 19, 1997, the Registrant filed a Form 8-K reporting the mutual termination of a merger agreement made between the Registrant and Chatfield Dean & Co.

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

   10. 401(k) Profit Sharing Plan adopted effective March 1, 1993 is incorporated by reference to the Registrants Form 10-K filed for the year ended February 28, 1995. Other material contracts are incorporated by reference to the Registrant's Form 8-K filed on June 13, 1990.

   11. Statement regarding computation of per share earnings.

   13. The Annual Report to Stockholders of the Registrant for the fiscal year ended February 28, 1998 (except for pages and information thereof expressly incorporated by reference in this report is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this report).

   21. Subsidiaries of the Registrant.
(8)

   23. (a) Report of Atkinson & Co., Ltd., dated May 14, 1998, on the consolidated financial statements of Registrant for the three years ended February 28, 1998.

   27. Financial Data Schedule pursuant to Item 601(c) of Regulation S-K for the year ended February 28, 1998.

   All other exhibits required by Rule 601 are not applicable to this Registrant or this report.

   Incorporated by reference are the following documents:

   a. Quarterly Reports on Form 10-Q for the quarters ended May 31, August 31, and November 30, 1997.
(9)

                                SIGNATURES

   Pursuant to the requirements of Section 13 or 15d of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                        UNICO, INC
                        June 15, 1998


                        By William N. Hagler
                           William N. Hagler, President


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




     By:   William N. Hagler                  Date: June 15, 1998
        William N. Hagler, President,
        Director and Chief Executive
        Officer




     By:   Rick L. Hurt                       Date: June 15, 1998
        Rick L. Hurt, Controller,
        Secretary, Treasurer,
        and Chief Financial Officer

     By:   William Hickey                     Date: June 15, 1998
        William Hickey, Director

     By:   Joe G. Watson                      Date: June 15, 1998
        Joe G. Watson, Director
(10)

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

                                                            Page No.
                                                           in Annual
                                                         Report ("AR")

     Consolidated Balance Sheets - February 28, 1998,
     and February 28, 1997.                                    AR 12

     Consolidated Statements of Operations - Years ended
     February 28, 1998, February 28, 1997, and
     February 29, 1996.                                        AR 14

     Consolidated Statements of Cash Flows - Years ended
     February 28, 1998, February 28, 1997, and
     February 29, 1996.                                        AR 15

     Consolidated Statements of Changes in Stockholders'
     Equity - Years ended February 28, 1998,
     February 28, 1997, and February 29, 1996.                 AR 16

     Notes to Consolidated Financial Statements -
     February 28, 1998                                         AR 17
(11)

                                                       EXHIBIT 11

                              STATEMENT REGARDING COMPUTATION OF EARNINGS (LOSS) PER SHARE
                                                           OF
                                                       UNICO, INC.


                                                                  Year ended February
                                                           1998          1997          1996

Basic Earnings (Loss) Per Common Share:

    Weighted average number of shares outstanding         986,413      986,590       986,590

    Basic earnings (loss) per share
      from continuing operations                         $   (0.19)    $    (0.11)  $   (0.29)

    Basic earnings (loss) per share
      from discontinued operations                             0.22         (0.63)       0.84

    Basic earnings (loss) per share                      $    0.03     $    (0.74)  $    0.55


Fully Diluted Earnings (Loss) Per Common Share:

    Weighted average number of shares outstanding         967,519       996,583       997,149

    Fully diluted earnings (loss) per share
      from continuing operations                         $   (0.20)    $  (0.10)    $   (0.28)

    Fully diluted earnings (loss) per share
      from discontinued operations                              0.23      (0.62)          0.83

    Fully diluted earnings (loss) per share              $      0.03   $  (0.72)    $      .55

    For fully diluted earnings per share presented for fiscal 1996 and 1997, the calculation assumes the exercise of subordinated debentures into stock there-by increasing net income by the related interest savings net of income taxes. The number of shares assumed to be converted was 22,250 for the years ended February 28, 1997 and February 29, 1996. The subject debentures were converted into common stock of the Registrant as of February 28, 1998 and are therefore included in the weighted number of shares outstanding for both basic and fully diluted earnings per share. In addition, 11,125 warrants to purchase common stock of the company were outstanding as of the end of each of the periods presented and are included in the calculation of the weighted average number of shares outstanding using the treasury stock method. Fully diluted earnings per share is not reported in the audited financial statements because the impact of the assumed debenture conversion and the assumed exercise of warrants are both antidilutive or the reduction in fully diluted earnings per share is insignificant.

(12)

                                EXHIBIT 13

                       UNICO, INC. AND SUBSIDIARIES

                       ANNUAL REPORT TO STOCKHOLDERS

                   For the Year Ended February 28, 1998
(13)

Table of Contents









President's Letter to Stockholders . . . . . . . . . . . Page  2


Selected Financial Data  . . . . . . . . . . . . . . . . Page  4

Description of Business  . . . . . . . . . . . . . . . . Page  5


Management's Discussion and Analysis of
Results of Operations and Financial Condition  . . . . . Page  7


Report of Independent Auditors . . . . . . . . . . . .   Page 11


Financial Statements . . . . . . . . . . . . . . . . . . Page 12


Corporate Information  . . . . . . . . . . .  Inside Front Cover


(1)

President's Letter to Stockholders


(2)

                                           Very truly yours,

                                           William N. Hagler
(3)

Selected Financial Data


RESULTS OF OPERATIONS
                                                                            Year ended February
                                                     1998           1997           1996           1995           1994
                                                                    (in thousands except per share data)
Revenues
   Electrical capacity and energy                   $   -          $   215        $   666      $   1,031       $  1,001
   Processing and terminalling
    agreements                                          -              -               60             17             40
   Natural gas production                               216            245            141            193            257
   Petroleum product sales                              -              478            468            675          3,218
   Commissions                                          -              -              116            126            -
   Rent and other income                                 20             13             15             19            155
       Total revenues                               $   236        $   951        $ 1,466      $   2,061       $  4,671

Net income (loss) from continuing operations
  before income taxes                               $  (288)       $  (161)       $  (440)     $    (236)      $   (284)

Net income (loss) from continuing operations        $  (192)       $  (106)       $  (287)     $    (153)      $   (185)

Net income (loss) discontinued operations           $   217        $  (620)           829            859           (193)

Net income (loss)                                   $    25        $  (726)       $   542      $     706       $   (378)

Net income (loss) from continuing operations
  per common share                                  $ (0.19)       $ (0.11)       $ (0.29)     $   (0.16)      $  (0.19)

Net income (loss) from discontinued operations
  per common share                                  $  0.22        $ (0.63)       $  0.84      $    0.88       $  (0.20)

Net income (loss) per common share                  $  0.03        $ (0.74)       $  0.55      $    0.72       $  (0.39)

Cash flow from operations                           $   546        $    13        $   (44)     $     228      $     (13)

Dividends declared per common share                 $   -          $   -         $     -      $      -       $      -

FINANCIAL POSITION

                                                February 28,   February 28,   February 29,   February 28,   February 28,
                                                    1998           1997           1996           1995           1994
                                                                              (in thousands)
Working capital                                     $ 1,294        $   863        $   173       $    470       $    836

Current ratio                                        14.37:1        4.09:1         1.31:1         1.73:1         5.33:1

Total assets                                        $ 3,174        $ 3,178        $ 4,422       $  3,838       $  2,690

Long-term debt, including
   current portion                                  $   -          $   197        $   310       $    396       $    226

Long-term debt, excluding
   current portion                                  $   -         $      9        $   234       $    122       $    207

Stockholders' equity                                $ 3,019        $ 2,803        $ 3,528       $  2,986       $  2,268

Long-term debt-to-equity ratio                         .0:1         .003:1           .07:1         .04:1          .09:1

(4)

Description of Business Activities


BUSINESS

  The Company was incorporated under the laws of the State of New Mexico in April, 1979. Company resources are segmented into three categories of business; petroleum product refining and processing, electrical energy production and natural gas production. Currently, refining and processing and electrical energy production are performed by the Company's wholly-owned subsidiary, Intermountain Refining Co., Inc. ("IRC"), while natural gas production is carried-out by the Company under the name Unico Resources. Until August 31, 1997, through its wholly-owned subsidiary, Intermountain Chemical, Inc. ("IC"), the Company managed and operated a methanol production facility, owned by others, in Commerce City, Colorado. The facility was sold as of September 1, 1997 and is now classified as a discontinued operation.

Refining

  The Company refines low-cost, heavy crude oil and other low gravity refined products into diesel fuel, fuel oils, and asphalt that are generally marketed on a wholesale basis in the intermountain region. IRC has experienced a sharp reduction in the availability of crude oil from it's traditional sources and has operated it's refinery only on a limited basis during the past five years. The Company is hopeful that a long term solution to the supply shortage can be resolved, but thus far has been unsuccessful in locating raw materials that would allow the economic operation of the facility. IRC periodically provides certain asphalt terminalling services wherein IRC receives fees and reimbursement of certain operating expenses directly related to the service provided.

Co-Generation

  The co-generation plant is capable of producing up to 3,000 kilowatts of electrical energy that has been sold to an electric company in the local area. When in operation, the plant produces all electricity and a portion of the steam used in the refining process thereby contributing some savings in refinery operating costs. The generators are not presently in operation but are available for use if needed for operation of the refinery or if an electrical energy market is developed in the area.

Natural Gas Production

  The Company has an interest in and operates 19 natural gas wells located in the Hugoton basin in Southwestern Kansas. Natural gas and helium produced is sold, under exclusive contract, to K.N. Energy, of Lakewood, Colorado.

Methanol Production

  In July, 1988, the Company initiated a project to construct a 250 ton per day methanol production facility in the Denver, Colorado area. The facility converted natural gas into chemical grade methanol which was marketed to refiners and chemical distributors. Until September 1, 1997, the Company, through its subsidiary IC, was the managing general partner of Sand Creek Chemical Limited Partnership ("SCCLP") which performed all production and marketing operations associated with the facility. IC held the general partnership interest in IC Partners Limited, ("IC-PL"), the general partner of SCCLP. The facility is owned by Fleet Bank, formerly Shawmut Bank Connecticut, who leases the facility to SCCLP under a fifteen year operating lease. Construction and start-up testing of the facility was substantially completed in October 1993 and the facility is currently operating near design capacity. The Company provided management, accounting and personnel services to the facility and had been active in the completion of construction of the project. The Company has received various payments and expense reimbursements associated with its services and activities on the project.
(5)

In December 1994, the Company, through a newly formed wholly-owned subsidiary Gas Technologies Group, Inc. ("GTGI"), acquired a limited partnership interest in IC-PL. The Company has received allocations of SCCLP income and losses in accordance with its various interests in IC-PL.

Effective as of September 1, 1997, IC-PL sold all of its interest in SCCLP to an unrelated third party and then dissolved. Both IC and GTGI received cash distributions upon the dissolution of ICPL. Effective as of February 28, 1998, both IC and GTGI were liquidated into the Company. Operations related to the Company's investment in IC-PL are reflected as discontinued operations in the Company's financial statements effective for the year ended February 28, 1998.

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

Employees

  As of February 28, 1998, the Company employs 3 people, including officers of Unico. All of the employees work in the administrative offices of the Company in Farmington, New Mexico. All three employees are salaried and are employed on a full time basis. On January 1, 1997, 26 full time employees who were employed by the Company's subsidiary Intermountain Chemical, Inc. were transferred to Sand Creek Chemical Ltd. Prior to that time, Sand Creek reimbursed the Company 100% of the employment costs incurred by the Company for these employees. Also effective on January 1, 1997, 3 employees who were employed by the Company's subsidiary Intermountain Refining were laid off. All of the full time employees including those transferred to Sand Creek Chemical Ltd., were eligible to participate in the Company's Employee Stock Ownership Plan, ("ESOP") and 401(k) Plan. However, subsequent to the discontinuation of the Company's investment in IC-PL, both the ESOP and the 401(k) Plan were terminated with plan assets distributed to participants in accordance with the plans. None of the employees are represented by a union and the Company believes its employee relations to be satisfactory.

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

Impact of Year 2000

  The Company has reviewed the potential impact of Year 2000 issues and believes that the cost to replace and or modify equipment, computer hardware, and computer software will not be material and that Year 2000 issues will not have a material impact on the Company's ability to operate into the next century.
(6)

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

  The Company owns an interest in and operates 19 producing natural gas wells located in Southwestern Kansas. Developed proven reserves are estimated at 2,942 MMCF gross and 2,198 MMCF net to the Company's interest as of February 28, 1998. No reserve estimates have been filed with any Federal authorities or agencies.

  The Company owns a 7,000 square foot office building in Farmington, New Mexico. Approximately 33 percent of the office building is being fully utilized by the Company for its corporate office, tenants are leasing another 43 percent, while the rest is currently vacant and offered for lease to others. There are no outstanding mortgages on any of the properties owned by the Company.


Management's Discussion and Analysis of Financial
Condition and Results of Operations


RESULTS OF OPERATIONS

  Fiscal 1998 compared to fiscal 1997

Revenues decreased to $236,000, down 75% from $951,000 realized in fiscal 1997. Net income from continuing operations declined to a loss of $192,000, down 81% from a loss of $106,000 realized in the prior year. Cash flow from operations increased to $546,000, up 4,160% from $13,000 last year. Net income from discontinued operations increased to $217,000, up 135% from a loss of $619,000 experienced last year.

The reduction in revenues is attributed substantially to the termination of crude oil sales in February 1997 and the termination of the electric capacity stand-by contract in January 1997. The Company previously maintained a contract to purchase a small amount of crude oil which had been processed at its refinery. However, as the quantity was insufficient to economically process at its refinery, the Company sold the crude to other refiners. The contract expired in February of 1997 and the Company was unsuccessful in bidding to renew the contract. The electric capacity stand-by contract was terminated in January 1997 which resulted in a decline in revenues of $215,000. The Company, as yet, has not been successful in identifying a new market for the sale of electric capacity and energy and the generators are presently standing idle but are available for use if needed. Revenues associated with natural gas sales also declined by 12% during fiscal 1998 which is entirely related to a decline in natural gas prices as compared to those received during the prior year.
(7)
Management's Discussion and Analysis of Financial
Condition and Results of Operations, Continued


  Operating income (loss),from continuing operations by industry segment, before allocation of general corporate overhead for 1998 compared to 1997 was as follows:
                                                                 Increase
         Segment                      1998           1997       (Decrease)

Refining                       $   (35,064)      $ (114,136)    $   79,072
Electrical generation              (11,937)         127,821       (139,758)
Gas production                      76,389          135,811        (59,422)
Corporate overhead and other      (317,315)        (310,868)        (6,447)
                               $  (287,927)      $ (161,372)   $  (126,555)

The reduction in losses associated with refining activities is attributed to the refinery facility being placed in a cold shutdown mode in January 1997 which significantly reduced on going maintenance costs. The Company continues to seek alternatives that would allow utilization of the facility. It is anticipated that a portion of the facilities asphalt storage tanks will be rented to a third party during the summer of 1998 which will provide approximately $30,000 in revenue with little or no operating costs. The Company will provide minimal terminalling services associated with this activity. The Company is also presently evaluating a plan to utilize the refinery in a wax manufacturing venture. The exact nature of the relationship to be developed, and the manner in which the Company might participate, have not yet been determined. Income associated with electrical generation declined by $140,000 from last year due to the termination of the electrical capacity stand-by contract in January 1997. The generators are presently in a cold shutdown mode and require little cost to maintain. The Company has been unsuccessful in locating an electrical capacity and energy market for the generators but has been contacted by parties interested in purchasing the equipment. However, if the Company is successful in developing the manufacturing venture previously mentioned, the generators would be used to provide electrical power to the refining process. Operating income associated with natural gas production declined by 78% during fiscal 1998 due to a 12% decline in revenues coupled with a 42% increase in operating costs. Production quantities were relatively unchanged from the prior year, however,the Company incurred a substantial increase in well maintenance costs associated with down hole equipment failures. The Company believes that the repairs performed during fiscal 1998 should allow greater production efficiency in the future. The increase in costs associated with corporate overhead cost represents an overall 2% increase in such costs which is consistent with normal inflation. The Company, since the disposal of its methanol manufacturing activities, has been reviewing ongoing overhead costs with the intention of minimizing such costs.

  Fiscal 1997 compared to fiscal 1996

  Revenues decreased to $951,000 down 35% from $1,466,000 in the prior year. Net income from continuing operations improved to a loss of $106,000, up 63% from a loss of $287,000 during fiscal 1996. Cash flow from operations increased to $13,000, up 130% from a use of $44,000 in the prior year. Income associated with discontinued operations declined to a loss of $619,000, down 175% from income of $829,000 during the previous year.

The decline in revenues relates to a significant decline in electrical energy sales of $452,000, the termination of the COTTI contract in the prior year accounting for a decline of $116,000, and the termination of processing of terminalling agreements in the prior year resulting in a decline of $60,000. The decline in electrical energy sales was the result of a change during fiscal 1997 whereby the electric generators were provided on a stand-by capacity basis and only operated briefly when needed. The decline in revenues was partially offset by a 74% increase in natural gas sales due to a substantial increase in selling prices offset by a slight reduction in production compared to the prior year.
(8)

Management's Discussion and Analysis of Financial
Condition and Results of Operations, Continued


  Operating income (loss), by industry segment, before allocation of general corporate overhead for 1997 compared to 1996 was as follows:
                                                                 Increase
         Segment                      1997           1996       (Decrease)

Refining                       $  (114,136)      $  (95,412)    $  (18,724)
Electrical generation              127,821         (147,733)       275,554
Gas production                     135,811              483        135,328
Corporate overhead and other      (310,868)        (197,668)      (113,200)
                               $  (161,372)      $ (440,330)   $   278,958

The decline in refining income is attributed to a $5,000 decline in gross profits from sales of crude oil and earnings associated with terminalling services, a $20,000 decline in interest earned on the investment of cash balances, offset by a $6,000 reduction in refinery overhead and depreciation costs. The substantial improvement in electrical generation earnings is attributed to the stand-by mode of operation of the generators which was put into place effective April 1, 1996. The stand-by agreement was discontinued effective January 1, 1997. During that period, the generators were only operated briefly resulting in substantial cost savings and the Company received $19,000 per month for providing the electric generation capacity. In addition, the Company purchased the generators from the lessor in April 1996 which reduced the fixed cost of the generators substantially. Earnings associated with the production and sale of natural gas improved by $135,000 over the prior year due mainly to the substantial increase in sales prices realized during 1997 compared to 1996. The increase in corporate overhead loss is attributed to the termination of the COTI agreement in December 1995.

LIQUIDITY AND CAPITAL RESOURCES

  The Company had cash and cash equivalents of $1,237,000 at February 28, 1998 compared to $349,000 at February 28, 1997 representing a $888,000 increase during the current year. The increase is comprised of a $546,000 increase in cash from operations, an increase of $369,000 from investing activities, offset by $28,000 used in financing activities. Significant sources of cash during fiscal 1998 included $362,000 received from income tax refunds, $179,000 received from the disposal of the Company's investment in IC Partners, Ltd., and net collections on notes receivable of $209,000. The Company had no significant uses of cash during the year.

  Future capital requirements in the coming year are presently viewed as minimal as the Company has no debt and management believes that cash flow from ongoing operations will be adequate to meet cash demands in the near future. It is however recognized that it will be necessary to develop additional sources of cash flow to avoid depletion of working capital.

Significant sources of cash in the coming year consists of estimated cash flow from natural gas production and sales of approximately $10,000 per month, approximately $2,500 per month from refinery tank leases, and approximately $5,000 per month from office space rental and interest income. There are presently no anticipated significant uses of cash projected for the coming year other than funding of ongoing monthly overhead costs of approximately $18,000 per month.
(9)

Management's Discussion and Analysis of Financial
Condition and Results of Operations, Continued


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

FINANCIAL ACCOUNTING STANDARDS

  Transfer  and  Servicing  of  Financial  Assets and  Extinguishment  of
Liabilities: The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Transfer and Servicing of Financial Assets and Extinguishment of Liabilities." This Statement requires that transferred assets could be recognized only when control is surrendered, rather than when risks and rewards related to the asset are passed to another party. A liability would be extinguished when the creditor no longer has ultimate responsibility for the liability. In December of 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125." It defers for one year the effective date of certain provisions of SFAS 125. This Statement has not had and is not anticipated to have a material impact on the Company's financial condition.

  Earnings per Share: Recently the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." It simplifies the standards for computing earnings per share, superseding the standards previously found in Opinion 15. It replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the earnings per share computation. This Statement was effective for the Company's financial statements issued as of February 28, 1998 and did not have a material effect on previous earnings per share presentations.

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

  Reporting Comprehensive Income: In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and display of comprehensive income on its components (revenues, expenses, gains and losses). Comprehensive income is defined as the change in equity of a business enterprise, during a period, from transactions and other events and circumstances from nonowner sources. The Statement requires that entities classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. This Statement is effective for fiscal years beginning after December 31, 1997.

  Disclosures  About  Segments: Also in June 1997, the FASB issued SFAS
no. 131, "Disclosures About Segments of an Enterprise and Related Information." This Statement establishes standards for the way that public entities report information about operating segments in annual financial statements and requires that selected information about operating segments be reported in interim financial reports as well. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement is effective for fiscal years beginning after December 31, 1997.
(10)

Report of Independent Auditors











Stockholders and Board of Directors
Unico, Inc.

We have audited the accompanying consolidated balance sheets of Unico, Inc. and subsidiaries as of February 28, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended February 28, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unico, Inc. and subsidiaries as of February 28, 1998 and 1997, and the consolidated results of operations and cash flows for each of the three years in the period ended February 28, 1998, in conformity with generally accepted accounting principles.







                                    Atkinson & Co., Ltd.

Albuquerque, New Mexico
May 14, 1998 (Except Note Q, for which the date is June 11, 1998)


(11)

UNICO, INC.
Consolidated Balance Sheets



                                                  February 28,      February 28,
                                                      1998              1997

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                      $ 1,236,506       $   349,055
   Accounts receivable - Note B                        22,059           114,685
   Accounts and accrued interest receivable
     from related parties - Note H                      2,390             7,899
   Inventories                                         20,861            20,861
   Income tax refund receivable                         6,567           340,298
   Notes receivable from related parties - Note H     102,026           310,200
     TOTAL CURRENT ASSETS                           1,390,409         1,142,998

PROPERTY, PLANT AND EQUIPMENT, at cost - Note E
   Land, buildings and improvements                   434,327           434,327
   Equipment                                          164,930           164,930
   Crude oil refining equipment                     1,183,333         1,183,333
   Co-generation facilities - Note D                  290,298           290,298
   Oil and gas properties, (successful efforts
     method) - Notes L and M                          894,400           894,400
                                                    2,967,288         2,967,288
   Less accumulated depletion and depreciation     (1,960,679)       (1,828,936)
                                                    1,006,609         1,138,352

OTHER ASSETS
   Notes receivable - Note B                            8,383             9,318
   Investment in partnership - Note N                     -             134,663
   Investment in Chatfield Dean - Note O              600,500           600,000
   Other assets and deferred charges,
     net - Note C                                     167,866           152,359
                                                      776,749           896,340


                                                  $ 3,173,767       $ 3,177,690
(12)

Consolidated Balance Sheets, Continued



                                                  February 28,      February 28,
                                                      1998              1997


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                               $    62,553        $   87,033
   Taxes other than income taxes                        9,156             2,566
   Other accrued expenses                                 -               3,115
   Income taxes payable - Note G                       25,024               -
   Current portion of convertible subordinated
     debentures payable to related parties
     - Notes F and H                                      -             178,000
   Current portion of long-term debt - Note E             -               8,892
      TOTAL CURRENT LIABILITIES                        96,733           279,606

LONG-TERM DEBT, net of current portion - Note E           -               9,727


DEFERRED TAXES PAYABLE - Note G                        58,250            85,800

COMMITMENTS AND CONTINGENCIES - Note I                    -                 -

STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value,
     authorized 8,000,000 shares, none
     outstanding
   Common stock, $0.20 par value,
     authorized 2,500,000 shares,
     issued and outstanding 1,129,308
     shares in 1998 and 986,590 in 1997
     - Notes A and F                                  225,862           197,318
   Additional paid in capital - Notes A and F       2,213,837         2,042,576
   Less: Treasury stock 3,699 shares in 1998           (9,016)              -
   Retained earnings                                  588,101           562,663
                                                    3,018,784         2,802,557


                                                  $ 3,173,767       $ 3,177,690

The accompanying notes are an integral part of these financial statements.

(13)

UNICO, INC.
Consolidated Statements of Operations



                                                           For the year ended
                                                February 28,   February 28,   February 29,
                                                    1998           1997           1996
REVENUES
  Natural gas sales                             $   216,137    $   244,666    $   140,794
  Electrical capacity and energy                        -          214,697        666,345
  Processing and terminalling agreements                -              -           59,944
  Petroleum product sales                               -          478,662        468,491
  COTI commissions                                      -              -          116,051
  Rent and other income                              20,125         12,947         14,468
                                                    236,262        950,972      1,466,093
COSTS AND EXPENSES
  Cost of sales                                     101,787        676,637      1,478,679
  General and administrative                        318,451        293,484        293,252
  Depletion, depreciation and amortization          131,743        135,340        140,483
  Interest, net                                     (27,792)         6,883         (5,991)
                                                    524,189      1,112,344      1,906,423
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                              (287,927)      (161,372)      (440,330)

  Provision (benefit) for income taxes - Note G
   Current                                          (80,499)       (39,132)      (142,227)
   Deferred                                         (15,700)       (16,100)       (10,800)
                                                    (96,199)       (55,232)      (153,027)

   NET INCOME (LOSS) FROM
     CONTINUING OPERATIONS                         (191,728)      (106,140)      (287,303)

DISCONTINUED OPERATIONS

  Income from operations related to the investment
    in IC Partners, Ltd. (Less applicable income
    taxes of $80,384, $(263,574), and $527,953
    for 1998, 1997, and 1996 respectively-Note N    264,732       (619,436)       829,219

  Loss on disposal of investment in IC
    Partners, Ltd.(Less applicable income
    tax credit of $(14,443)-Note N                  (47,566)           -              -

  NET INCOME (LOSS)                             $    25,438    $  (725,576)   $   541,916

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                986,413        986,590        986,590

BASIC AND FULLY DILUTED EARNINGS PER SHARE
  Net income (loss) from continuing
    operations                                  $     (0.19)   $     (0.11)   $     (0.29)
  Net income (loss) from discontinued
    operations                                         0.22          (0.63)          0.84
  Net income (loss) per share                   $      0.03    $     (0.74)   $      0.55

The accompanying notes are an integral part of these financial statements.

(14)

UNICO, INC.
Consolidated Statements of Cash Flows


                                                                      For the year ended
                                                          February 28,   February 28,   February 29,
                                                              1998           1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                       $    25,438    $  (725,576)   $   541,916
  Adjustments to reconcile net income (loss) to net
    cash provided (used) by operating activities:
    Depreciation, depletion and amortization                  131,743        135,340        140,483
    Deferred income taxes                                     (27,550)       (15,250)           150
    Dry hole costs                                                -              -           28,310
    Conversion of interest on debentures to common stock       18,690            -             -
    (Income) loss on investment in partnership                (44,121)     1,347,238     (1,029,736)
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable               98,135        (16,333)        99,913
      Decrease in inventories                                     -           15,455         46,797
      Increase (decrease) in accounts payable
        and accrued expenses                                  (17,890)       (22,606)           663
      Decrease in refundable deposits                           2,541          1,720           -
      Increase (decrease) in income taxes
        accrued/receivable                                    358,755       (707,449)       127,195
  NET CASH FLOW (USED) BY
     OPERATING ACTIVITIES                                     545,741         12,539        (44,309)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of property and equipment                             -          (26,950)          -
  Increase in cash value of life insurance polices            (18,048)       (22,455)       (23,015)
  Increase in certificates of deposit and
    short-term investments                                        -           (6,616)       (52,309)
  Decrease in certificates of deposit and
    short-term investments                                        -          128,474           -
  Redemption of certificates of deposit                           -          235,000           -
  Cash distributions from partnership                         178,784        318,829        417,554
  Investment in Chatfield Dean                                   (500)      (100,000)      (500,000)
  Issuance of notes receivable                               (416,300)      (310,200)      (350,000)
  Collections of notes receivable                             625,409          1,500        355,500
  NET CASH FLOW PROVIDED (USED) BY
    INVESTING ACTIVITIES                                      369,345        217,582       (152,270)

CASH FLOWS FROM FINANCING ACTIVITIES

  Purchase of treasury stock                                   (9,016)          -              -
  Proceeds from issuing long-term debt                            -           26,950           -
  Payments on long-term debt                                  (18,619)      (140,425)       (86,207)
  NET CASH FLOW (USED) BY
    FINANCING ACTIVITIES                                      (27,635)      (113,475)       (86,207)

  INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                      887,451        116,646       (282,786)

  CASH AND CASH EQUIVALENTS AT BEGINNING
    OF YEAR                                                   349,055        232,409        515,195

  CASH AND CASH EQUIVALENTS AT END OF YEAR                $ 1,236,506    $   349,055      $ 232,409

The Company paid interest of approximately $1,600, $29,000, and $36,600 in 1998, 1997 and 1996, respectively.

The Company paid income taxes of $200 in 1998, $406,981 in 1997, and $251,000 in 1996 and received a refund of income taxes of $362,300 in 1998, $1,300 in 1997, and $3,400 in 1996.

Supplemental Schedule of Noncash Financing Activities:

  The Company converted $178,000 of debentures to common stock on February 28, 1998.

The accompanying notes are an integral part of these financial statements.

(15)

UNICO, INC.
Consolidated Statements of Changes
in Stockholders' Equity



                                                                 Additional                                   Total
                                           Common Stock           Paid In        Retained      Treasury    Stockholders'
                                    Shares         Par value      Capital        Earnings        Stock        Equity

BALANCE, February 28, 1995           986,590     $  197,318   $  2,042,576     $  746,323     $      -      $ 2,986,217

  Net income                            -              -              -           541,916            -          541,916

BALANCE, February 29, 1996           986,590        197,318      2,042,576      1,288,239            -        3,528,133

  Net loss                              -              -              -          (725,576)           -         (725,576)

BALANCE, February 28, 1997           986,590        197,318      2,042,576        562,663            -        2,802,557

  Conversion of debentures           142,718         28,544        171,261            -              -          199,805

  Purchase of treasury stock             -              -              -              -           (9,016)        (9,016)

  Net income                             -              -              -           25,438            -           25,438


BALANCE, February 28, 1998         1,129,308      $ 225,862    $ 2,213,837    $   588,101       $ (9,016)   $ 3,018,784

The accompanying notes are an integral part of these financial statements.

(16)

UNICO, INC.
Notes to Consolidated Financial Statements
February 28, 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity: The Company operates a petroleum products refinery and a 3,000 kilowatt co-generation facility. The Company owns an interest in certain natural gas producing properties located in southwestern Kansas and is the operator of the properties. Until September 1, 1997, the Company was the general partner and a limited partner of a partnership which is engaged in the operation of a 250 ton per day methanol production facility in Commerce City, Colorado. Effective as of September 1, 1997, the Company sold its interest in the partnership and operating results related to this activity are reported as discontinued operations for all years presented.

The Company's financial statements for the year ended February 28, 1998 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $725,576 for the year ended February 28, 1997 and incurred a loss from continuing operations of $191,728 for the year ended February 28, 1998, and several of the Company's revenue sources have substantially declined over the past two years. Management recognizes that the Company must generate additional resources to replace its existing depleting revenue base. The Company has positive working capital and positive stockholders' equity at February 28, 1998. The Company also has no debt service requirements at February 28, 1998. The Company's current declining revenue stream would allow the Company to sustain operations on an ongoing basis for at least the next fiscal year. Management's plans to enhance its revenue base include consideration of the sale of its refinery in Fredonia, Arizona, with a possible continued equity participation, acquisition of additional refinery equipment in other locations through a private placement offering, or other business transactions which would generate sufficient resources to assure continuation of the Company's operations. See Also Note Q.

Basis of Presentation: The accompanying consolidated financial statements include the operations of Unico's wholly-owned subsidiaries, Intermountain Refining Co., Inc. ("IRC"), Intermountain Chemical, Inc., ("IC") and Gas Technologies Group, Inc., ("GTGI"). All significant intercompany accounts and transactions have been eliminated. The operations of IC and GTGI were liquidated into the Company on February 28, 1998. See also Note N.

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

Property, Plant and Equipment:   Property, plant and equipment is stated at
cost. Depreciation of property and equipment is provided on the straight-line method over the following useful lives:

   Buildings                                    15-20
   Equipment                                     3-20
   Crude Oil Refining Equipment                  5-20
   Co-generation Facilities                      5-15
(17)

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

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held are recognized based on the excess of the assets carrying amount and fair value of the asset and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Investment in Partnership and Chatfield Dean: The investment in IC Partners Limited Partnership has been accounted for under the equity method. The Company's share of the results of operations of the Partnership, are reflected in discontinued operations of the Company. Cash distributions from the Partnership have been reflected as a reduction of the investment in the Partnership. Summarized financial information for IC Partners Limited Partnership has been presented in Note N to these financial statements. The Company sold its interest in the partnership effective as of September 1, 1997. The investment in Chatfield Dean is reported at cost and is discussed in Note O to these financial statements.

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

Earnings Per Share: Income (loss) per share is based on the weighted average number of common shares outstanding during each period. Stock warrants are not included in fully diluted earnings per share because they are antidilutive. The assumed conversion of subordinated debentures into common stock prior to their conversion in 1998 were not included in fully diluted earnings per share because they were antidilutive.

Reclassifications:   Certain reclassifications have been made to the 1997
and 1996 financial statements to conform with the 1998 presentation.

Estimates:   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Fair Value of Financial Instruments:   The carrying amount of cash and cash
equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of these amounts. The carrying amount of the Company's notes receivable, long-term debt and debentures approximate fair value because the interest rates are at or near market value.
(18)

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

Notes receivable consists of a note to a related party for $102,026 (See Note H), and a $8,383 note, due in monthly installments through 2000, secured by various collateral including real estate and equipment. The Company uses the specific write-off method of accounting for bad debts.


NOTE C - OTHER ASSETS AND DEFERRED CHARGES

Other assets and deferred charges consist of the following:
                                                February 28,   February 28,
                                                    1998          1997

   Cash value of life insurance contracts         $ 167,591      $ 149,543
   Utility and license deposits                         275          2,816
                                                  $ 167,866      $ 152,359


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

In conjunction with the operation of the co-generation facilities, IRC had entered into an agreement with a local utility company for the sale of electrical capacity and energy. The agreement was terminated in 1997. Revenues from the sale of electrical generating capacity and energy were approximately $0 in 1998, $215,000 in 1997, and $666,000 in 1996, and
rental expense under the operating lease was approximately $7,300 in 1997, and $88,000 in 1996.


NOTE E - LONG-TERM DEBT

Long-term debt consists of the following:
                                                February 28,   February 28,
                                                    1998           1997
Note payable to Caterpillar Financial
  Services, fixed rate of 9%, due in monthly
  installments of $851 per month through
  03/01/99. Secured by co-generation equipment
  with a book value of $23,000 as of February
  28, 1998.  This note was fully retired
  during 1998.                                    $     -        $  18,619
                                                        -           18,619
Less current portion                                    -           (8,892)
                                                  $     -        $   9,727

(19)

NOTE F - CONVERTIBLE  SUBORDINATED  DEBENTURES


The Company had $178,000 of four year 10.5% subordinated convertible debentures issued to related parties which were originally issued in September 1986. The maturity date of the debentures had been extended on several occasions by mutual agreement of the parties. Effective February 28, 1998, the Company accepted an offer by the holder of the debentures to convert all of the debentures, along with the accrued interest thereon, into 142,718 shares of common stock. The conversion price accepted in the offer was $1.40 per share compared to the original conversation price of $8.00 per share.

In addition to the conversion of the debentures, the Company reduced the exercise price on 11,125 warrants attached to the debentures from $5.00 per share to $1.40 per share and extended the expiration date of the warrants to December 31, 1999.

Interest expense related to these debentures was approximately $18,700 in 1998, $18,700 in 1997, and $18,700 in 1996.

NOTE G - INCOME TAXES

Income tax expense (benefit) from continuing operations differs from income tax at the statutory rate of 34% as follows:

                                       February 28,February 28,February 29,
                                           1998       1997        1996

   Income taxes at statutory rate             (34)%   (34)%       (34)%
   State income taxes                           -       3 %        (5)%
   Other (net)                                  1 %    (3)%         4 %
   Income tax expense (benefit)               (33)%   (34)%       (35)%

Income tax expense (benefit) for the periods ended February 28, 1998, February 28, 1997 and February 29, 1996 consists of the following:

Continuing Operations:                      1998       1997        1996
   Current
     Federal                             $ (81,536) $ (44,082)  $(119,724)
     State                                   1,037      4,950     (22,503)
   Deferred
     Federal                               (15,700)   (16,100)    (10,800)
     State                                    -          -           -
   Total taxes continuing operations     $ (96,199) $ (55,232)  $(153,027)

Discontinued Operations:
   Current
     Federal                                77,791  $(264,424)  $ 456,390
     State                                     -          -        60,613
   Deferred
     Federal                               (11,850)       850      10,950
     State                                    -          -           -
   Total taxes discontinued operations   $  65,941  $(263,574)  $ 527,953
(20)

As of February 28, 1998, there were no net operating loss carry forwards or unused investment tax credit carry forwards for Federal income tax purposes. As of February 28, 1998 there were approximately $1,163,000 in operating loss carry forwards for state income tax purposes which expire in 4 to 15 years depending on the State to which the carry forwards are allocated. No deferred tax assets have been provided for on the state carryforwards as the realization of those carryforwards is uncertain.

Deferred taxes payable as of February 28, 1998 and February 28, 1997 consist of the following:

                                                       1998        1997
   Deferred tax liability arising from
     using accelerated depreciation
     for income tax purposes                         $ 58,250   $  73,950

   Deferred tax liability arising from
     basis differences in investment in partnership
     for financial and tax reporting purposes             -        11,850

   Deferred taxes payable                            $ 58,250   $  85,800


NOTE H - RELATED PARTY TRANSACTIONS

The Company was obligated under debentures payable to an officer, director and stockholder totaling $178,000 at February 28, 1997 and during the year ended February 28, 1998. Interest expense on the debentures was approximately $18,700 in 1998, 1997 and 1996. As of February 28, 1998, the debentures, along with accrued interest of $21,805, were converted into 142,718 shares of the Company's common stock. See Note F.

In conjunction with the Company's management of SCCLP's Commerce City, Colorado methanol production facilities, the company received certain payments and reimbursements of payroll and related costs. All payments, with the exception of a basic monthly management fee were based on actual costs accrued by the Company. Management fees paid to the Company were $20,833 per month from December 1995 through August 1998, and $8,333 per month from March 1995 through November 1995.
                                            1998       1997        1996

   Direct payroll and benefits         $       -  $ 1,045,426  $ 1,218,879
   Management fees and overhead costs      240,118    465,210      328,815
   Liquified CO2 sales                         -         -          19,997
                                       $   240,118$ 1,510,636  $ 1,567,691

Amounts receivable from SCCLP for these transactions were $0 as of February 28, 1998 and $520 as of February 28, 1997.

In addition to payments received from SCCLP in conjunction with the Company's management of SCCLP, the Company has also received cash distributions associated with its investment in SCCLP. The Company received $318,829 in 1997 and $417,554 in 1996 representing the estimated tax liabilities associated with taxable partnership income allocations through February 1996, and received $178,784 during 1998 representing estimated tax liabilities for operations through August 31, 1997 and the liquidation of IC-PL.
(21)

On November 1, 1996, IRC issued an 8%, $325,000 revolving line of credit to Red Hills Manufacturing, Inc. ("RHMCO)" a New Mexico Corporation controlled by certain current and former officers and employees of IRC. The revolving line of credit was established to facilitate the purchase of certain woodworking equipment and to fund start-up working capital requirements of RHMCO. The revolving credit line was scheduled to terminate on December 31, 1997 but was extended until December 31, 1998. The credit line is secured by cash, accounts receivable, inventories and equipment owned by RHMCO. The balance outstanding on the revolving credit line was $102,026 as of February 28, 1998 and $310,200 as of February 28, 1997. In addition, RHMCO was indebted to the Company in the amount of $2,390 as of February 28, 1998 and $7,400 as of February 28, 1997 for interest and accrued expenses. RHMCO is currently occupying unutilized building space owned by IRC in exchange for certain maintenance and monitoring services required by IRC.

NOTE I - COMMITMENTS AND CONTINGENCIES

Reservation of Common Stock: At February 28, 1998, the Company has 11,125 shares of common stock reserved for issuance under stock purchase warrants outstanding. Holders of convertible debentures were issued warrants to purchase common stock at $5.00 per share that expired on September 17, 1990. In consideration to those holders that agreed to extend the maturity date of debentures held by them, the Company extended the expiration date on the associated warrants to purchase 11,125 shares of common stock, until September 17, 1997. In conjunction with the conversion of the debentures on February 28, 1998, the Company agreed to reduce the exercise price on the warrants to $1.40 per share and extend the expiration date to December 31, 1999.

Guarantee of Debt of Others: In January 1994, the Company agreed to provide credit support to Consolidated Oil and Transportation, Inc. ("COTI") in the form of guarantees of commercial credit and stand by letters of credit. COTI is a marketer and transporter of heavy fuel oils and asphalt. The agreement between the parties provided for the Company to obtain a collateral position in COTI, subordinated to commercial lenders to COTI. In exchange for credit support provided to COTI, the Company received a commission of 8.75% of the gross profits of COTI. The Company does not have an ownership interest in COTI. The Agreement expired on December 31, 1995 and has not been renewed. However, the Company continues to be the guarantor on one account. As of the date of this report, commitments to creditors of COTI amount to approximately $1,296,000 under a railcar lease agreement. The railcar lease guarantee relates to a 5 year lease of 100 railcars and the limit of the guarantee is reduced by $648,000 annually as long as COTI is not in default under the terms of the lease. The Company believes that COTI has sufficient working capital to satisfy its outstanding obligations secured by the guarantee.

Environmental Matters: The Company has been involved in the manufacture, storage, and sale of petroleum products since 1979, which exposes the Company to potential claims for environmental remediation costs, if any, of sites previously operated by the Company. The Company is not aware of any claims pending for such sites.

Starlicon Merger: The Company has entered into an agreement to acquire all of the outstanding stock of Starlicon International, Inc. as discussed in Note Q to these financial statements.

NOTE J - EMPLOYEE STOCK OWNERSHIP AND 401(k) PLANS

Effective for the year ended February 28, 1989, the Company adopted an ESOP for the benefit of all of its full time employees. Company contributions to the plan were determined at the discretion of the Company and were limited to the maximum amount deductible for income tax purposes. Eligible employees included all full time employees with a minimum of six months of service as of any anniversary date of the plan and vesting over a six year graded basis applied retroactive as of the effective date of the plan. The Company made no contributions to the ESOP during 1998, 1997, or 1996. Effective as of February 5, 1998, the ESOP plan was terminated with all plan assets distributed to plan participants in accordance with the plan.
(22)

In 1994, the Company adopted a 401(k) Plan for the benefit of all its full time employees. Company contributions to the Plan were determined at the discretion of the Company and were limited to the maximum amount deductible for income tax purposes. Eligible employees included all full time employees with a minimum of six months of service as of a semi-annual anniversary date of the plan. Employees were 100% vested in all voluntary contributions and vested in Company contributions over a six year graded basis applied retroactive as of the effective date of the plan. Company contributions to the Plan were $0 for 1998 and 1997, and $11,758 for 1996. Effective as of December 31, 1998 the plan was terminated and all plan assets were distributed to the participants in accordance with the plan.

NOTE K - FINANCIAL  INFORMATION  RELATING  TO  INDUSTRY  SEGMENTS

The Company's major industry segments are natural gas production, petroleum refining and processing, and electrical co-generation. Selected financial information relating to these segments is as follows:

                                              Years Ended
                                  February 28,    February 28,     February 29,
                                      1998            1997             1996
                                             (Dollars in thousands)
REVENUES
 Petroleum refining and processing  $   -          $   478          $   528
 Electrical co-generation               -              215              666
 Natural gas production                 216            245              141
 Other                                   20             13              131
                                    $   236        $   951          $ 1,466

OPERATING PROFIT (LOSS)
 Petroleum refining and processing  $   (36)       $   (91)         $   (47)
 Electrical co-generation               (12)            66               (4)
 Natural gas production                 (15)            60              (43)
 Other (1)                             (225)          (196)            (346)
                                    $  (288)       $  (161)         $  (440)

IDENTIFIABLE ASSETS
 Petroleum refining and processing  $ 1,031        $ 1,008          $ 1,096
 Electrical co-generation               121            132              179
 Natural gas production                 369            467              435
 Other                                1,653          1,571            2,712
                                    $ 3,174        $ 3,178          $ 4,422

DEPRECIATION, AMORTIZATION AND DEPLETION
 Petroleum refining and processing  $    65        $    66          $    64
 Electrical co-generation                11             15              -
 Natural gas production                  40             39               43
 Other (1)                               16             15               33
                                    $   132        $   135          $   140

(1) Amounts include allocations of general and administrative, interest and depreciation costs previously allocated to methanol plant operations which were discontinued during 1998.
(23)

                                                 Years Ended
                                 February 28,  February 28,   February 29,
                                     1998           1997          1996
                                          (Dollars in thousands)

CAPITAL EXPENDITURES
 Petroleum refining and processing    $   -         $   -         $   -
 Electrical co-generation                 -              27           -
 Natural gas production                   -             -             -
 Other                                    -             -             -
                                      $   -         $    27       $   -

Sales of crude oil during 1997 were made substantially to one customer. Sales to the customer during 1997 were $479,000. No sales of crude oil were made in 1998.

Electrical energy and capacity has been sold substantially to one customer. Sales of energy and capacity to the customer were $0 for 1998, $215,000 for 1997, and $666,000 for 1996.

The Company sells substantially all natural gas produced from the Kansas gas properties to one customer. Natural gas sales to the customer, net to the Company's interest, totaled $210,000 for 1998, $240,000 for 1997, and $135,000 for 1996.

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

Capitalized Costs: Capitalized costs relating to oil and gas producing activities, as of February 28, 1998 and February 28, 1997 are as follows:

                                      1998          1997
 Proved gas properties              $ 894,400     $ 894,400
 Unproved oil and gas properties         -              -
 Less accumulated depletion          (540,037)     (505,928)
 Net capitalized costs              $ 354,363     $ 388,472

(24)

Results of Operations: Results of operations of oil and gas producing activities, excluding overhead and interest allocations, for the years ended February 28, 1998, February 28, 1997 and February 29, 1996 are as follows:

                                      1998          1997          1996
 Revenues
   Natural gas sales                $ 216,137     $ 244,666     $ 140,794

 Costs and Expenses
   Operating costs                    103,199        72,576        98,384
   General and administrative           2,438         2,992         1,703
   Depletion, depreciation and
      amortization                     34,109        33,988        40,224
                                      139,746       109,556       140,311

 Pre-tax net income (loss)             76,391       135,110           483
 Income tax expense                    26,737        45,937           164
 Net income (loss)                  $  49,654      $ 89,173      $    319

NOTE M - GAS RESERVE DATA AND SUPPLEMENTAL DATA (UNAUDITED)

In accordance with Statement of Financial Accounting Standards No. 69, the following unaudited information is presented with regard to the Company's proved gas reserves. Information for gas is presented in million cubic feet
(MMcf) except where otherwise indicated in thousand cubic feet (Mcf).

Production: The Company's net gas production, average sales price and production cost for the years ended February 28, 1998, February 28, 1997 and February 29, 1996 are as follows:

                                      1998          1997          1996
 Net gas production (Mcf)             211,528       211,723       250,568
 Average sales price ($/Mcf)         $ 1.0218      $ 1.1556      $ 0.5619
 Average production cost ($/Mcf)     $ 0.4994      $ 0.3569      $ 0.2865

Reserves: On July 1, 1988 the Company acquired certain natural gas producing properties, (See Note L).The gas reserves are located primarily in Western Kansas and are based upon the Jerry R. Bergeson & Associates Petroleum Engineers Reserve Report, dated May 10, 1991 and reserve information developed internally by the Company. Estimated net quantities of proved developed and proved undeveloped gas reserves as of February 28, 1998 and February 28, 1997 are as follows:
                                                    1998          1997
                                                   (MMcf)        (MMcf)
Proved developed                                      2,198         2,422
Proved undeveloped                                      -             -
                                                      2,198         2,422

Statement of Changes in Quantities of Proved Developed and Undeveloped Gas Reserves for the years ended February 28, 1998, February 28, 1997 and February 29, 1996 are as follows:

                                      1998           1997          1996
                                     (MMcf)         (MMcf)        (MMcf)
 Proved reserves - beginning of year    2,422         2,634         2,884
 Adjustment to reserves                   (13)          -               1
 Production                              (211)         (212)         (251)
 Proved reserves - end of year          2,198         2,422         2,634

(25)

The Standardized Measure of Discounted Future Net Cash Flows relating to Proved Gas Reserves as of February 28, 1998 and February 28, 1997 are as follows:
                                      1998          1997
                                    ($/1000)      ($/1000)
 Future cash inflows                $   2,246   $     2,799
 Future production costs               (1,098)         (864)
 Future income tax expense               (278)         (541)
 Future net cash flow                     870         1,394
 Ten percent discount factor             (371)         (635)
 Standardized measure of discounted
   future net cash flows            $     499   $       759

Changes in the Standardized Measure of Discounted Future Net Cash Flows From Proved Gas Reserve Quantities for the years ended February 28, 1998, February 28, 1997 and February 29, 1996 are as follows:

                                       1998          1997          1996
                                    ($/1,000)     ($/1000)      ($/1000)
 Standardized measure - beginning
   of year                          $     759    $      353    $      619
 Adjustment to reserves                    (2)          -            -
 Sales, net of production costs
   and income taxes                       (84)         (122)          (59)
 Accretion of discount (including
   changes in present value due
   to price changes)                     (174)          528          (207)
 Standardized measure - end of year $     499    $      759    $      353


Developed and Undeveloped Acreage: The following summarizes the Company's gross and net undeveloped and developed acreage at February 28, 1998 and at February 28, 1997:

                              1998                       1997
                         Gross           Net       Gross             Net
Developed Acreage
  Kansas                11,088          9,040        11,568         9,324

Undeveloped Acreage        -              -             -             -

"Gross Acres" refers to the number of acres in which the Company owns a working interest. "Net Acres" refers to the sum of the fractional working interest owned by the Company in gross acres.

Other: The Company held interests, at February 28, 1998 and February 28, 1997, in the following wells, none of which are multiple completion wells:

                             1998                        1997
                       Gross           Net          Gross          Net

 Producing gas wells        19          15.49          20           16.12

(26)

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

The general partner of SCCLP was IC Partners Limited ("IC-PL"), a Colorado limited partnership, the initial ownership of which consisted of the Company as the general partner and Public Service Company of Colorado ("PSCO"), as the limited partner. The initial equity contributions to IC-PL consisted of capitalized costs and equipment valued at $500,000 provided by the Company and $1,500,000 provided by PSCO. On December 1, 1994, PSCO sold it's 46% interest in IC-PL, 31.7% to Gas Technologies Group, Inc., ("GTGI") a wholly owned subsidiary of the Company, and 14.3% to William N. Hagler, president, director, and stockholder of the Company.

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

(27)

Immediately prior to the sale to Fleet, GECC transferred its limited partnership interest in SCCLP to San Juan Holdings, ("SJH"), a Colorado limited liability corporation owned by William Hagler and Rick Hurt, who are officers and directors of the Company.

Simultaneous with the sale to Fleet, GECC loaned $7,800,000, non-recourse term debt to SCCLP, the proceeds of which were applied first to the remaining construction loan and credit line then outstanding and then deposited the remainder in a restricted account to be used by SCCLP for future capacity and safety modifications and such other purposes as may have been approved by GECC. In addition, GECC provided a $1,000,000 credit line to SCCLP for the purpose of funding working capital as needed to operate the facility. Both of the credit facilities were secured by cash, accounts receivable, inventories, and other property and equipment held by SCCLP. During 1995 the term loan to GECC was paid in its entirety out of cash flow from operations and proceeds from the legal settlement.

On October 6, 1997 and effective as of September 1, 1997, IC-LP sold all of its interest in SCCLP to an unrelated third party and dissolved by distributing its net assets to its partners. The Company, through its investments in IC-LP, received cash distributions totaling $178,784 in conjunction with the dissolution of IC-LP.

The Company has been allocated income and losses from SCCLP through its investment in IC-LP based on allocation percentages contained in the partnership agreements. In accordance with the operative sections of the SCCLP and IC-LP partnership agreements, IC's effective allocation percentage for distributions and income/loss allocations from SCCLP was approximately 38% and approximately 60% for allocation of income associated with SCCLP's receipt of proceeds resulting from the contractor litigation. GTGI's effective allocation percentage for distributions and income/loss allocations from SCCLP was approximately 22% and approximately 7% for allocation of income associated with SCCLP's receipt of proceeds resulting from the contractor litigation.

The Company's share of income/loss allocations for the fiscal years ended February 29, 1996, February 28, 1997, and the six months ended August 31, 1997 are as follows:

                          INCOME (LOSS) FROM OPERATIONS
                                                                IC & GTGI
     Partnership       SCCLP         IC-LP       IC & GTGI      Effective
     Year Ended   Income (Loss)  Income (Loss) Income (Loss)  Allocation %

 February 29, 1996  (2,699,032)   (1,889,322)  (1,619,420)      60.0%
 February 28, 1997  (2,245,397)   (1,571,778)  (1,347,238)      60.0%
 August 31, 1997       176,906       123,821      106,130       60.0%


    INCOME (LOSS) FROM SALE OF ASSETS AND LEGAL SETTLEMENT
                                                              IC & GTGI
 Partnership          SCCLP          IC-LP        IC & GTGI   Effective
 Year Ended        Income (Loss)  Income (Loss) Income (Loss) Allocation %

 February 29, 1996   6,346,570     4,442,599    4,235,574       66.7%
 February 28, 1997         -             -            -         -
 August 31, 1997           -      (1,313,623)    (913,530)      70.0%

(28)

Changes in the Company's investment in IC-LP, accounted for using the equity method, for the three most recent fiscal years is as follows:

                    Investment                   Cash
   Fiscal           Beginning   Income (Loss)  Investment      Investment
 Year Ended            of Year   Allocations  (Distributions)  End of Year
                                      (1)            (2)
 IC - General Partner:
 February 29, 1996          -   1,156,590 (1)     (22,244)     1,134,346
 February 28, 1997   1,134,346   (848,760)       (267,607)        17,979
 February 28, 1998      17,979     94,674        (112,653)           -

 GTGI - Limited Partner:
 February 29, 1996    1,188,548  (126,854)       (395,310)       666,384
 February 28, 1997      666,384  (498,478)        (51,222)       116,684
 February 28, 1998     116,684    (50,553)        (66,131)           -

(1) Total losses allocated to the General Partner through the year ended February 28, 1994 totaled $4,774,218. The allocated losses recognized in 1994 represented only allocated losses to the extent of its basis in the investment. Income allocated to IC for the year ended February 28, 1995 totaled $2,924,733. The remaining unrecognized loss of $1,599,385 as of February 28, 1995 was carried forward and utilized to offset allocations of income from the legal settlement of $3,776,209 in 1996. The net amount of income allocations recognized for 1996 includes an allocated operating loss of $1,020,234. The net amount of income allocations recognized in 1998 include $106,180 net operating income offset by a net loss on the sale of the investment of $62,009 which was limited to the remaining basis of the investment.

(2) Cash distributions to partners were restricted until such time as the note payable to GECC was fully paid and cash reserves for future plant rental payments were established at contractually established levels. However, cash distributions have been made to partners to the extent that income allocations resulted in taxable income to individual partners. The Company received cash distributions for estimated income tax liabilities for income allocations of $318,829 in 1997 and $417,534 in 1996. Included with the $178,784 liquidating distribution received from IC-PL in 1998 was $28,822 distributed by SCCLP for estimated tax liabilities through August 31, 1997.

Although the Company owned a greater than 50% ownership in IC-PL through its wholly owned subsidiaries, management determined that control did not rest with the Company and therefore IC-PL had not been consolidated with the Company's financial statements.

Financial statements for IC-LP consist only of its investment in SCCLP and specific disclosure herein is not considered necessary.

Condensed balance sheet information for SCCLP as of August 31, 1997, February 28, 1997, and February 28, 1996 is as follows:
                                     August       February    February
                                      1997          1997        1996
                                 (Audited)(1)    (Audited)     (Audited)
                                     $/1000       $/1000        $/1000
 Current assets                      $ 2,171    $   2,381      $  5,100
 Property, plant and equipment
  (net)                                  437          461           433
 Other assets (net)                      219          229           250
   Total Assets                      $ 2,827    $   3,071      $  5,783

(29)

 Current liabilities                 $ 1,620    $   1,993      $  1,614
 Long-term debt (net of current
   portion)                              -            -             -
 Other liabilities                       -            -             -
 Partners' capital (deficit)           1,207        1,078         4,169
   Total liabilities and partners'
    capital                          $ 2,827    $   3,071      $  5,783

Condensed results of operations for SCCLP for the six months ended August 31, 1997, and the years ended February 28, 1997, and February 29, 1996, is as follows:
                                  August 31,  February 28,  February 29,
                                     1997         1997          1996
                                 (Audited)(1)   (Audited)     (Audited)
                                    $/1000       $/1000         $/1000

 Revenues                           $  6,184    $   9,847      $  7,767
 Costs and expenses                   (5,995)     (12,116)      (10,192)
 Interest expense (net)                   21           89           (72)
 Depreciation and amortization           (33)         (65)         (202)
 Income (loss) from operations           177       (2,245)       (2,699)
 Extraordinary item                      -            -           6,347
   Net income (loss)                $    177     $ (2,245)     $  3,648

 (1) A separately issued audit report has not been prepared for SCCLP as of August 31, 1997 and for the six month period then ended, however, the information has been audited for the inclusion in these notes to the Company's financial statements.

NOTE O - INVESTMENT IN CHATFIELD DEAN

On January 15, 1996 the Company executed a Letter of Intent with Chatfield Dean & Co., ("Chad") setting out the terms of a proposed acquisition, by the Company, of all of the outstanding Common and Preferred stock of Chad. On July 20, 1996, the Company and Chad executed a definitive merger agreement. On February 10, 1997, the Company filed a Form S-4 with the Securities and Exchange Commission ("SEC") and received comments on the Form S-4 from the SEC on March 27, 1997. On May 14, 1997, the merger agreement was terminated by mutual agreement of the parties. There are no current plans to renegotiate the merger agreement and the Form S-4 was withdrawn.

Investment in Chatfield Dean: On January 13, 1996, the Company acquired 50,000 shares of Chatfield Dean & Co., Inc., (Chatfield Dean) Series B 7% commutative preferred stock directly from Chatfield Dean for $500,000. The shares have not been registered with the SEC and are therefore restricted. The shares are redeemable by Chatfield Dean upon the occurrence of certain events for an amount equal to $10 per share, plus unpaid accumulated dividends plus a premium ranging from $1 to $5 per share depending upon the length of time the shares are outstanding. In addition to the shares acquired, the Company received 50,000 warrants to purchase 50,000 shares of Chatfield Dean common stock with an exercise price of $0.01 per share. On September 12, 1997 the Company exercised all of the warrants and received 50,000 shares of Chatfield Dean common stock for $500.

On March 8, 1996, the Company purchased 10,000 shares of Chatfield Dean Series A 7% cumulative, convertible preferred stock directly from Chatfield Dean for $100,000. The shares have not been registered with the SEC and are therefore restricted. The shares are convertible into Chatfield Dean common stock at any time at the option of the Company at the ratio of 1 share for 3.33 shares of common stock subject to certain events. The shares may be redeemed by Chatfield Dean for the original issue price of $1 per share plus $1 per share for each year after issuance up to a maximum of $15 per share. During the fiscal year ended February 28, 1997, the Company received $1,517 in dividends on this investment. No dividends were received during the fiscal year ended February 28, 1998.

(30)

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

NOTE P - FINANCIAL ACCOUNTING STANDARDS

The following new accounting standards will impact the Company in future reporting periods:

 Transfer  and  Servicing  of  Financial  Assets and  Extinguishment  of
Liabilities: The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Transfer and Servicing of Financial Assets and Extinguishment of Liabilities." This Statement requires that transferred assets could be recognized only when control is surrendered, rather than when risks and rewards related to the asset are passed to another party. A liability would be extinguished when the creditor no longer has ultimate responsibility for the liability. In December of 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125." It defers for one year the effective date of certain provisions of SFAS 125. This Statement has not had and is not anticipated to have a material impact on the Company's financial condition.

 Earnings per Share: Recently the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." It simplifies the standards for computing earnings per share, superseding the standards previously found in Opinion 15. It replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the earnings per share computation. This Statement was effective for the Company's financial statements issued as of February 28, 1998 and did not have a material effect on previous earnings per share presentations.

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

(31)

 Reporting Comprehensive Income: In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and display of comprehensive income on its components (revenues, expenses, gains and losses). Comprehensive income is defined as the change in equity of a business enterprise, during a period, from transactions and other events and circumstances from nonowner sources. The Statement requires that entities classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. This Statement is effective for fiscal years beginning after December 31, 1997.

 Disclosures About Segments: Also in June 1997, the FASB issued SFAS no. 131, "Disclosures About Segments of an Enterprise and Related Information." This Statement establishes standards for the way that public entities report information about operating segments in annual financial statements and requires that selected information about operating segments be reported in interim financial reports as well. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement is effective for fiscal years beginning after December 31, 1997.

NOTE Q - STARLICON MERGER

     On February 21, 1998 the Company entered into an agreement ("the Agreement") with Starlicon Group Inc. ("SGI") to acquire 100% of the outstanding stock of privately held Starlicon International Corporation ("SI"). Based in Fremont, California, SI markets computer peripherals under the Paradise brand name as well as certain generic computer components. The effective date of the transaction was to have been November 30, 1997.

     A preliminary audit of SI's books as of November 30, 1997 revealed that SI failed to meet certain financial criteria. As a result, the Company notified SGI and SI on May 20, 1998 of its unilateral rescission of the transaction. In addition, on May 21, 1998, the Company filed a Complaint in the United States District Court for the Central District of California entitled Unico, Inc. v. Starlicon Group, Inc., Starlicon International Corporation, et al, Case No. CV 98-3990 DT (Shx), seeking the Court's confirmation of the Company's unilateral rescission.

     The parties have subsequently agreed that the Agreement executed on February 21, 1998 did not close and are presently negotiating a novation agreement which, among other things, would result in a subsequent effective date for the merger. In connection with these negotiations, the Company has agreed to withdraw its Complaint upon execution of the novation agreement.
(32)

Corporate Information




QUARTERLY STOCK PRICES

  The Company's $0.20 par
value common stock is listed on
the Nasdaq Stock Market
(SmallCap) under the symbol
UNRC.  On February 28, 1998,
there were approximately 444
beneficial owners of the
Company's common stock,
including approximately 374
round lot holders with
beneficial  interest of 100 or
more shares.  No dividends have
been declared on the Company's
common stock and there are no
plans to pay dividends in the
foreseeable future.  The
quarterly range of the high and
the low trade prices for the
Company's common stock for the
most recent two fiscal years,
is as follows:


          Trade Prices
Quarter Ended   High    Low

February 29, 19963.000   2.125
May 31, 1996     4.125   2.500
August 31, 1996  3.500   2.250
November 30, 19963.500   2.000
February 28, 19972.500   1.750
May 31, 1997     2.250   1.750
August 31, 1997  2.938   1.500
November 30, 19971.875   1.250
February 28, 19983.250   1.000

FORM 10-K

  A copy of the Company's
Annual Report on Form 10-K, as
filed with the Securities and
Exchange Commission, is
available upon request.  Please
direct your request to Rick L.
Hurt, Secretary, at the
Corporate office.

OFFICERS AND DIRECTORS

William N. Hagler
Chairman of the Board,
President and
Chief Executive Officer


Rick L. Hurt
Secretary and Treasurer


Thois Chatterley
Vice President,
Intermountain Refining Co.,
Inc.


William Hickey
Director


Joe G. Watson
Director

COUNSEL

Thad H. Turk
P.O. Box 27560
Albuquerque, New Mexico 87125


AUDITORS

Atkinson & Co., Ltd.
P.O. Box 25246
Albuquerque, New Mexico 87125

TRANSFER AGENT

Corporate Stock Transfer,
Inc.
Republic Plaza
370 17th Street, Suite 2350
Denver, Colorado 80202-4614

CORPORATE OFFICES

1921 Bloomfield Blvd.
P.O. Box 35
Farmington, New Mexico 87499
(INSIDE FRONT COVER)

                                EXHIBIT 22

                           LIST OF SUBSIDIARIES
                                    OF
                                UNICO, INC.



  NAME OF SUBSIDIARY               STATE OF INCORPORATION

  1. Intermountain Refining Co., Inc.             New Mexico

  2. Intermountain Chemical, Inc. (1)             Colorado

  3.  Gas Technologies Group, Inc. (1)            Colorado

  The Registrant has three subsidiaries. Each does business only under their individual corporate name.

(1) Effective as of February 28, 1998 the Registrant liquidated its wholly owned subsidiaries Intermountain Chemical Inc. and Gas Technologies, Inc. by transferring their remaining assets to itself, and then dissolved the two subsidiaries.
(14)