Form 10-Q
period 1998-05-31
UNICO INC /NM/
filed 1998-07-15
CIK 766794

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



               For the quarter ended May 31, 1998

                 Commission file number 0-14973

                           UNICO,INC.
     (Exact name of Registrant as specified in its charter)



            New Mexico                              85-0270072

     (State of Incorporation)                (IRS Employer ID #)


Registrant's telephone number, including area code   (510) 668-
4990

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



     On June 30, 1998, there were 7,149,428 shares of
Registrant's $0.20 par value common stock outstanding, and 5,474 shares of the Registrant's Series A Preferred stock outstanding.

                                   INDEX
                          TO REPORT ON FORM 10-Q
                              FOR UNICO, INC.


Item in Form 10-Q                                           Page

PART I:  FINANCIAL INFORMATION

Item 1.  Financial statements

      Consolidated balance sheets as of May 31, 1998
      and February 28, 1998                                   3

      Consolidated statements of operations for the three
      month periods ended May 31, 1998 and 1997               5

      Consolidated statements of cash flows for the
      three months ended May 31, 1998 and 1997                6

      Notes to consolidated financial statements              7

Item 2.  Managements discussion and analysis of financial
      condition and results of operations.                    8


PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings                                    11

Item 4.  Submission of Matters to a Vote of Security Holders  11

Item 5.  Other Information                                    11

Item 6.  Exhibits and Reports on Form 8-K                     11

UNICO, INC.
Consolidated Balance Sheets




                                                                       May 31,          February 28,
                                                                        1998                1998
                                                                     (Unaudited)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                        $ 1,112,882         $ 1,236,506
   Accounts receivable                                                   67,561              22,059
   Accounts and accrued interest receivable
     from related parties                                                    56               2,390
   Inventories                                                           20,861              20,861
   Notes receivable from related parties                                 81,353             102,026
   Tax refund receivable                                                 29,167               6,567
        TOTAL CURRENT ASSETS                                          1,311,880           1,390,409

PROPERTY AND EQUIPMENT
   Land, buildings and improvements                                     434,327             434,327
   Equipment                                                            164,930             164,930
   Refinery equipment                                                 1,183,333           1,183,333
   Co-generation equipment                                              290,298             290,298
   Oil and gas properties                                               894,400             894,400
   Property, plant and equipment (gross)                              2,967,288           2,967,288
   Accumulated depreciation & depletion                              (1,993,642)         (1,960,679)
                                                                        973,646           1,006,609

OTHER ASSETS
   Notes receivable                                                       8,024               8,383
   Other assets (net)                                                   167,866             167,866
   Investment in Chatfield Dean                                         600,500             600,500
                                                                        776,390             776,749


                                                                    $ 3,061,916         $ 3,173,767

Consolidated Balance Sheets - Continued





                                                                       May 31,          February 28,
                                                                        1998                1998
                                                                     (Unaudited)

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
   Trade accounts payable                                          $     74,042         $    62,553
   Taxes other than income                                                3,174               9,156
   Other accrued expenses                                                   -                   -
   Income taxes payable                                                     250              25,024
       TOTAL CURRENT LIABILITIES                                         77,466              96,733


DEFERRED TAXES PAYABLE, net of current portion                           54,000              58,250

STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value,
     authorized 8,000,000 shares,
     none outstanding                                                       -                   -
   Common stock, $0.20 par value,
     authorized 50,000,000 shares,
     issued 1,129,308
     shares                                                             225,862             225,862
   Additional paid in capital                                         2,213,837           2,213,837
   Less: Treasury stock 3,699 shares                                     (9,016)             (9,016)
   Retained earnings                                                    499,767             588,101
                                                                      2,930,450           3,018,784

                                                                    $ 3,061,916         $ 3,173,767


See notes to consolidated financial statements.

UNICO, INC.
Consolidated Statements of Income



                                                                       May 31,             May 31,
                                                                        1998                1997
REVENUES
   Natural gas sales                                                $    59,708         $    39,552
   Electrical capacity and energy                                           -                   -
   Processing and terminalling agreements                                   -                   -
   Petroleum product sales                                                  -                   -
   Rent and other income                                                  4,328               3,105
                                                                         64,036              42,657
COSTS AND EXPENSES
   Cost of sales                                                         46,509              21,942
   General and administrative                                           113,854              79,932
   Depletion, depreciation and amortization                              32,963              28,842
   Interest, net                                                        (14,107)             (5,745)
                                                                        179,219             124,971
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                                  (115,184)            (82,314)

   Provision (benefit) for income taxes
    Current                                                             (22,600)            (22,905)
    Deferred                                                             (4,250)             (3,925)
                                                                        (26,850)            (26,830)

    NET INCOME (LOSS) FROM
      CONTINUING OPERATIONS                                             (88,334)            (55,484)

DISCONTINUED OPERATIONS

   Income from operations related to the investment
     in IC Partners, Ltd. (Less applicable income
     taxes of $129,647 for 1998.                                            -               251,669

   NET INCOME (LOSS)                                                $   (88,334)        $   196,185

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                                  1,129,308             986,590

BASIC AND FULLY DILUTED EARNINGS PER SHARE
   Net income (loss) from continuing operations                     $     (0.08)        $     (0.06)
   Net income (loss) from discontinued operations                          0.00                0.26
   Net income (loss) per share                                      $     (0.08)        $      0.20




See notes to consolidated financial statements.

UNICO, INC.
Consolidated Statements of Cash Flows


                                                                         For the three months ended
                                                                       May 31,             May 31,
                                                                        1998                1997
                                                                     (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                   $   (88,334)        $   196,185
Adjustments to reconcile net income
  to cash provided by operating activities:
   Depreciation, depletion and amortization                              32,963              28,842
   Deferred income taxes                                                 (4,250)             (3,850)
   (Income) loss on investment in partnership                               -              (265,590)
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                         (43,168)            100,990
     Increase (decrease) in accounts payable
       and accrued expenses                                               5,507             (27,090)
   Decrease in refundable deposits                                          -                 1,000
   Income tax refunds received                                              -                14,759
   Increase (decrease) in income taxes accrued                          (47,374)            106,000
NET CASH FLOW PROVIDED, (USED) BY OPERATING ACTIVITIES                 (144,656)            151,246

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in notes receivable                                         (55,000)            (55,332)
   Collections on notes receivable                                       76,032               -
NET CASH FLOW PROVIDED (USED) BY INVESTING ACTIVITIES                    21,032             (55,332)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long term debt                                               -                (2,148)
NET CASH FLOW USED BY FINANCING ACTIVITIES                                  -                (2,148)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    $  (123,624)        $    93,766

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      1,236,506             349,055

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 1,112,882          $  442,821

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

   The consolidated balance sheet as of May 31, 1998, the consolidated statement of income for the three month periods ended May 31, 1998 and 1997, and the consolidated statement of cash flows for the three month periods ended May 31, 1998 and 1997, have been prepared by the Company, without audit. In the opinion of management, all adjustments, (which include only normal recurring adjustments), necessary to present fairly the financial position, results of operations and changes in cash at May 31, 1998, and for all periods presented have been made.

   The Company's financial statements for the period May 31, 1998 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Several of the Company's revenue sources have substantially declined over the past year. Management recognizes that the Company must generate additional resources to replace its existing depleting revenue base. The Company has positive working capital and positive stockholders' equity at May 31, 1998. The Company also has no debt service requirements at May 31, 1998. The Company's current declining revenue stream would allow the Company to sustain operations on an ongoing basis for at least the next fiscal year. Management's plans to enhance its revenue base include consideration of the sale of its refinery in Fredonia, Arizona, with a possible continued equity participation, acquisition of additional refinery equipment in other locations through a private placement offering, the sale of its interest in Sand Creek Chemical Limited Partnership, or other business transactions which would generate sufficient resources to assure continuation of the Company's operations.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the Company's Form 10-K, filed with the Securities and Exchange Commission.
The results of operations for the period ended May 31, 1998, are not necessarily indicative of operating results for the full year.

Discontinued Operations

   Effective as of September 1, 1997, the Company sold its interest in IC Partners Limited. Accordingly all operations associated with the investment in and the operation of Sand Creek Chemical Ltd. are reported as discontinued operations for all periods presented.

Subsequent Events

   On June 30, 1998 and effective as of June 1, 1998, the Company issued 5,476,200 shares of its $.20 par value common stock and 5,474 shares of its Series A Convertible Preferred Stock to the shareholders of Starlicon Group International, Inc. ("SGI"), in exchange for 100% of the outstanding stock of Starlicon International Corporation ("Starlicon"). Starlicon, located in Fremont California, markets computer peripherals under the Paradise brand name as well as certain generic computer components.

   In accordance with the Stock Purchase Agreement dated February 21, 1998 between the Company and SGI and as amended by the Novation Agreement dated June 30, 1998, all of the assets of Unico, Inc. will be transferred to its wholly owned subsidiary Intermountain Refining Co., Inc. ("IRC"), and will continue to be managed by, and at the sole discretion of, IRC's present management which includes William N. Hagler, President and Chairman, and Rick L. Hurt, Secretary, Treasurer and Director. In addition, upon the occurrence of certain events relating to Unico seeking and obtaining a new listing with Nasdaq, but no sooner than November 30, 1998 and no later than April 1, 1999, the Board of Directors of IRC, may, at their sole discretion, consider a transaction involving IRC's stock, assets or business prospects including a transaction that contemplates a distribution of IRC's stock or assets to the holders of Unico Common Stock, exclusive of holders who received stock issued in conjunction with the Starlicon acquisition or who are issued Unico stock subsequent to June 1, 1998.

   Mr. Hagler and Mr Hurt have resigned as officers and directors of Unico but were reappointed as Assistant Executive Vice President and Assistant Secretary respectively on a temporary basis for purposes of transferring the assets of Unico to IRC. Mr. Hagler and Mr. Hurt also entered into consulting agreements with the Company to provide for the orderly implementation of the Starlicon acquisition. In addition to nominal hourly fees to be paid for such consulting services, the Company issued warrants to purchase 100,000 and 50,000 shares of Unico common stock to Mr. Hagler and Mr. Hurt respectively. The warrants have an exercise price of $1.40 per share and have certain rights as to registration and anti-dilution.

   In conjunction with the acquisition, the Company will issue 547,619 shares of its common stock to Azemuth, Inc., a company controlled by Mr. Ike Suri and an affiliate of Starlicon, as compensation for consulting services performed in connection with the acquisition.


Item 2.   Managements Discussion and Analysis of Financial
          Condition and Results of Operations.

Business

   The Company was incorporated under the laws of the State of New Mexico in April, 1979. Company resources are segmented into four categories of business; petroleum product refining and processing, electrical energy production, natural gas production, and methanol production. Currently, refining and processing and electrical energy production are performed by the Company's wholly-owned subsidiary, Intermountain Refining, Co., Inc. ("IRC"), while natural gas production is carried-out by the Company under the name Unico Resources. Until September 1, 1997, through its wholly-owned subsidiary, Intermountain Chemical, Inc., the Company manages and operates a methanol production facility, owned by others, in Commerce City, Colorado. Through its wholly owned subsidiary GTGI, the Company maintained a limited partnership interest in the general partner of the methanol production facility. The investment in the facility was sold effective as of September 1, 1997.

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


Results of Operations

   Quarter ended May 31, 1998 compared to quarter ended May 31, 1997

   Total revenues for the current year quarter increased to $64,000, up 50% from $43,000 during the same period last year. Earnings from continuing operations declined to a loss of $88,000, down 59% from a loss of $55,000 experienced during the first quarter last year. Cash flow decreased to a use of $124,000 during the current quarter, down 232% from $94,000 last year.

   The increase in revenues is attributed to a substantial increase in revenues from natural gas production coupled with a slight increase in office space rental income. The increase in natural gas revenues is attributed to a 7% increase in production over the same period last year coupled with a 41% increase in gas prices realized.

   Operating income (loss) by industry segment, before allocation of general corporate overhead for the first quarter of 1999 compared to the same period during 1998 is as follows:
                                         Increase
       Segment                  1999         1998   (Decrease)

   Refining                 $  (6,500) $   (7,500)  $   1,000
   Electrical generation       (2,700)     (3,100)        400
   Gas production               4,600      11,700      (7,100)
   Corporate overhead
     and other               (110,600)    (83,400)    (27,200)
                            $(115,200) $  (82,300)  $ (32,900)



   The decline in refining losses is attributed to reduced employment and maintenance costs associated with the idling of the refining facility. It is anticipated that the refinery facility can be maintained at relatively low cost in the future. The decline in electrical generation income is also attributed to the idling of the facility pending identification of alternative utilization of the generators. As with the refinery, it is anticipated that the generation facility can be maintained in an idled mode a very small cost. The decline in gas production earnings is attributed to a substantial increase in well equipment and down hole repairs experienced during the current year compared to those experienced last year. With the substantial improvement in gas prices in the current year and the completion of significant repairs during the spring, it is anticipated that gas production activities will demonstrate a marked improvement during the summer and fall months. The increase in general and administrative costs is attributed to increased professional services costs related to the Starlicon acquisition and renovations performed on the Registrants Farmington New Mexico office building.

Liquidity and Capital Resources

   The Registrant had cash and cash equivalents of $1,113,000 as of May 31, 1998 compared with $1,237,000 at the beginning of the current year representing a $124,000 decrease during the current quarter. The decrease consists of $144,000 use from operations offset by a $21,000 collection on the note receivable from Red Hills Manufacturing, Inc.

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

   Sources of cash flow in the coming months are estimated to consist of approximately $10,000 per month from natural gas production, rental income of $1,500 per month and $5,000 from interest income. The Registrant will also receive approximately $30,000 from terminalling services during of summer months. Monthly cash outflows for ongoing overhead are presently estimated to be approximately $22,000 per month.

   Estimated working capital and cash flow requirements associated with the subsequently acquired Starlicon International Corporation, (see Item 5(a) of this report), have not as yet been identified. Under the terms of the acquisition agreement, cash and working capital associated with the Registrant's operations prior to the acquisition are not available to fund cash and working capital requirements of Starlicon.

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


PART II: OTHER INFORMATION

Item 1.     Legal Proceedings

   (a) With respect to the complaint filed by the Registrant in the United States District Court for the Central District of California entitled Unico, Inc. v. Starlicon Group, Inc., Starlicon International Corporation, et al, Case No. CV 98-3990 DT (Shx), seeking the Court's confirmation of the Registrant's unilateral rescission of the Starlicon acquisition, as previously reported in the Registrants Form 10-K filed for the year ended February 28, 1998, on June 30, 1998 the parties entered into a Novation agreement wherein the terms of the subject acquisition of Starlicon were revised and made effective as of June 1, 1998. The Registrant will withdraw its complaint upon completion of certain documentation provided for in the Novation agreement.


Item 4.     Submission of Matters to a Vote of Security Holders

   (a) During the period covered by this report, there were no submissions of any matters to a vote of security holders, through the solicitation of proxies or otherwise.


Item 5.     Other Information

   (a) On June 30, 1998, and effective as of June 1, 1998, the Registrant acquired all of the outstanding stock of Starlicon International Corporation. This transaction is discussed in more detail in the Registrant's Form 8-K dated June 30, 1998 and filed with the Commission on July 14, 1998, incorporated herein by reference, and as discussed in the Notes to the Registrant's Financial Statements for the quarter ended May 31, 1998 filed herein as part of this report on Form 10-Q.


Item 6.     Exhibits and Reports on Form 8-K

   (b) There were no submissions on Form 8-K during the period covered by this report except as follows:

            (1) June 30, 1998 reporting the acquisition of Starlicon
                International Corporation as discussed in Item 5(a) of this Form 10-Q and in the Notes to the Registrant's Financial Statements for the quarter ended May 31, 1998 as filed with this report.

                                SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated:



                                UNICO, INC.



By:    Rick L. Hurt               Date:   July 15, 1998
     Rick L. Hurt,
     Assistant Secretary


12