Form 10-K
period 1998-06-30
UNICO INC /NM/
filed 1998-10-15
CIK 766794

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-KSB

       [X]   Annual Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934
                 For the fiscal year ended June 30, 1998

        [ ]   Transition Report Under Section 13 or 15(d) of the
                     Securities Exchange Act of 1934
         For the transition period from June 1 to June 30, 1998


                     Commission file number 0-14973

                              UNICO, INC.
         ------------------------------------------------------
         (Exact name of Registrant as specified in its charter)

                New Mexico                      85-0270072
         ------------------------------------------------------
          (State of Incorporation)        (IRS Employer ID No.)

          2925 Bayview Drive, Fremont, CA                94538
         ------------------------------------------------------
        (Address of principal executive offices)      (Zip Code)

Issuer's telephone number, including area code:     510/770-3990
                                                   -------------------


Securities registered pursuant to Section 12(b) of the Act:

      Title of class                Name of exchange on which registered
----------------------------        ------------------------------------
$0.20 par value common stock                       NASDAQ

Securities registered pursuant to Section 12(g) of the Act:    None

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                               Yes[X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year:   $ 24,638,000
                                                          --------------
                                     i

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

   As of September 30, 1998, the Registrant had 7,539,418 shares of common stock outstanding, excluding 3,699 treasury shares. 4,525,756 shares of the common, restricted by Rule 144, were held by affiliates who controlled more than 5% of the outstanding common. Of the remaining shares, 2,058,450 are restricted by Rule 144. The balance of 955,212 non-restricted shares would have an aggregate value of $1,880,574 if transacted at the average of the bid (1 13/16) and asked (2 1/8) prices at market close on September 30, 1998 (or the day when shares traded immediately before).

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                 (ISSUERS INVOLVED IN BANKRUPTCY)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes    No N/A
                                                     ----  ----

           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: September 30, 1998

    As of September 30, 1998, the Registrant had 7,539,418 shares of the Registrant's $0.20 par value common stock outstanding, excluding 3,699 shares held by the Registrant for resale (see Item 5 of this Form 10-
    KSB).

               DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The list of documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

     Documents incorporated by reference:
     Portions of the Form 8-K filed on July 14, 1998(1) incorporated into Parts I and II. Form 8-K/A filed on September 28, 1998(1), amending the Form 8-K of July 14, with the audited financial statements into Part II. Form 8-K filed on August 27, 1998(1) is incorporated by reference into
     Part III. Form 8-K filed on October 6, 1998(1) is incorporated by reference into Part II. Form 10-K and Annual Report filed on June 15, 1998(1) is incorporated by reference into Parts II and III. Form 10-Q filed on July 15, 1998 (1) is incorporated by reference into Part II. Form S-8 filed on September 14, 1998 is incorporated by reference into
     Part III.

----------
(1) pursuant to Section 13 or 15(d) of the Securities Act of 1934


Transitional Small Business Disclosure Format (check one):
Yes        No  X
   ------    ------

INDEX
TO REPORT ON FORM 10-KSB
UNICO, INC.


Item in Form 10-KSB                                                Page


                                PART I

Item 1.   Description of business                                     1

Item 2.   Description of property                                     4

Item 3.   Legal proceedings                                           5

Item 4.   Submission of matters to a vote of security
          Holders                                                     5


                                PART II

Item 5.   Market for common equity and related
          stockholder matters                                         5

Item 6.   Management's discussion and analysis or
          plan of operations                                          8

Item 7.   Financial statements                                       13

Item 8.   Changes in and disagreements with accountants
          on accounting and financial disclosure                     41


                                PART III

Item 9.   Directors, executive officers, promoters and
          Control persons; compliance with Section (16)
          of the Exchange Act                                        42

Item 10.  Executive compensation                                     45

Item 11.  Security ownership of certain beneficial owners
          and Management                                             46

Item 12.  Certain relationships and related transactions             46

Item 13.  Exhibits and reports on Form 8-K                           47

                                   PART I


ITEM 1.   DESCRIPTION OF BUSINESS

Profile

On June 30, 1998, the Registrant (the Company) completed the acquisition of all outstanding shares of Paradise Innovations, Inc. (formerly known as Starlicon International corporation) by issuing 5,476,190 new shares of common stock and 5,476 new shares of convertible preferred stock. The Company accounted for this acquisition as a reverse acquisition. The new shares are owned by Paradise Innovations, Inc.'s (Paradise) former stockholders. The terms "Old Unico" will be used to refer to Unico, Inc. prior to the June 30, 1998 acquisition.

Starlicon International Corporation (Starlicon) was incorporated under the laws of the State of California on October 3, 1996. On July 31, 1997, Starlicon acquired certain assets, including the Paradise trademark, owned by the Relialogic Technologies Corporation, a subsidiary of Osicom Technologies, Inc. On August 4, 1998, Starlicon changed its name to Paradise Innovations, Inc. in order to obtain better brand recognition and to facilitate future acquisitions. Throughout this Form 10-KSB, the Company's Starlicon subsidiary will be referred to as Paradise.

On February 21, 1998, Old Unico entered into a Stock Purchase Agreement (the Agreement) with Starlicon Group, Inc. (SGI) to acquire 100% of the outstanding stock of privately-held Paradise. The acquisition was ultimately completed pursuant to a Novation Agreement (see Form 8-K filed on July 14,
1998). Under the terms of the Novation Agreement, the Company issued 5,476,190 shares of $0.20 par value restricted Common Stock and 5,476 shares of Series A Convertible Preferred Stock to the shareholders of SGI in exchange for 100% of the outstanding stock of Paradise.

As part of the Novation Agreement, all of Old Unico's assets not owned by Intermountain Refining Co., Inc. (IRC) were transferred to IRC in satisfaction of certain inter-company obligations and as a contribution to IRC's capital. IRC is operated and managed at the sole discretion of IRC's management with a nominee holding Old Unico's proxy to vote IRC's shares.

As a result of the acquisition, the Company has two operating entities in unrelated industries, Paradise and IRC. IRC was incorporated as a New Mexico corporation in July 1985. It conducts three categories of business: petroleum product refining and processing, electrical energy production and natural gas production(1).


---------
(1) IRC and "Old Unico" are more fully disclosed in Note 18 of Item 7.

Through its wholly-owned subsidiary Paradise, the Company markets computer memory chips, central processing units and other computer components. The Company also markets a proprietary line of computer peripherals under the Paradise trademarked brand name. The products marketed include internet products, multimedia products, video adapter cards and communication products including modems. Paradise's customer base includes private label computer manufacturers and major technology distributors, such as Tech Data, Ingram Micro, D&H Distributing, Almo Distributing, Comark and SED.

Paradise sources from suppliers in Asia and the U.S. for chips (memory and CPU) and for component products. The Company resells the chip products and OEMs the component products. Despite buying in large quantities from certain suppliers, the Company does not believe it is dependent on any single supplier. It currently changes the volumes and suppliers depending on a variety of factors, such as price, availability and timeliness of shipping. Should one supplier be unable to conduct business with the Company, it could source from many other suppliers.

Paradise's largest customers are Comark, Liuski, Southern Electronic Distributors, Tech Data and D&H, who are large distributors. The Company presently does not have significant sales through the retail channel nor directly to OEMs.

Competition in both the chip and computer component businesses is intense. Over the last year, there has been significant erosion of margins due to competition. The Company has formulated a strategy, described below, with which to compete.

Paradise employs 13 people on a full-time basis. IRC employs 3 people on a full-time basis.

The Company acquired the rights to the Paradise brand. The trademark is registered in several countries in Europe and Asia with various expiration dates. The registrations are renewable for differing periods. The Company is in the process of changing the registration to its name. The Company has no other licenses, patents, franchises, etc.

The Company does not require government approval to conduct any aspect of its business, with the exception of normal federal, state and city regulation.
It does not incur nor foresee incurring material costs to comply with any environmental laws. The Company believes it is adequately covered by insurance for its employees, assets (including inventory), cargo, etc.

The Company has reviewed the potential impact of Year 2000 issues and believes that the cost to replace and or modify equipment, computer hardware, and computer software will not be material and that Year 2000 issues will not have a material impact on the Company's ability to operate into the next century.

Strategy

The Company shifted its focus to its newly acquired hi-tech subsidiary, Paradise. Paradise currently has two primary business segments: marketing and sales of proprietary computer components and peripherals, and chip distribution.

In the marketing and sales of proprietary computer components, the Company is re-orienting its focus to new products such as internet products and consumer electronic products. This is part of on-going efforts to create, identify and bring new products to market. As is typical in distribution businesses, new products offer the highest margins and returns on investor equity.

The Company is establishing worldwide distribution and partnerships with global manufacturing companies, either through acquisitions or through internal efforts, to bring exciting new products to market in the very short time frames required by the hi-tech industry. The Company is contemplating acquisitions that fit its strategy of identifying and creating products that can be distributed in high volumes around the world.

The Company's primary efforts in chip distribution are improving operating margins. The Company is improving internal and external management information. Improved internal management information systems (MIS) will permit better pricing and inventory management of the chips, critical capabilities in a market where prices fluctuate rapidly. External MIS improvements will facilitate the sales process, using the Internet initially for pricing and eventually for sales.

The Company considers acquisitions an integral component of its growth strategy. Opportunities that fit the Company's strategy will be considered for acquisition, acquisition or alliance.

Sales and Customer Support

To implement its strategy of increasing sales volume and rebuilding the Paradise brand name, the Company is augmenting its sales force and its customer support staff. The increase in sales force has the primary purpose of better leveraging the Company's distribution network. Management is confident that the increased sales force can use the distribution network to rapidly increase sales.

The Company is increasing its technical support staff and improving its capabilities. It believes that quality technical support is a critical component in re-building its Paradise brand image.

ITEM 2.   DESCRIPTION OF PROPERTY

The Company's Fremont headquarters consists of leased warehouse and office space. These are also the operating offices of Paradise. The lease expires July 31, 2003 and has escalating provision for rental expenses. Minimum rent payments due under the lease are $131,000 for year ending June 30, 1999, $146,000 for 2000, $150,000 for 2001, $154,000 for 2002, $159,000 for 2003,
and $13,000 for 2004. Management deems the space to be adequate for the Company's operations. Should it become necessary, it will seek additional space for expansion.

On September 21, 1998, the Company leased a Lucent Definity telephone system from Fidelity Leasing. Under the terms of this lease agreement, the Company will pay $9,000 per year for three years for the installed system. At the end of the lease term, the Company has a purchase option of one dollar. The telephone system has the features and capacity to accommodate any growth envisioned by the Company.

Paradise has no investments in securities or properties that are not used in conducting its business.

All properties used by IRC in the conduct of its business are owned in fee. There are no outstanding mortgages on any of the properties owned by IRC.

IRC owns an interest in and operates 19 producing natural gas wells located in Southwestern Kansas. Developed proven reserves are estimated at 2,839 MMCF gross and 2,121 MMCF net to IRC's interest as of June 30, 1998. No reserve estimates have been filed with any Federal authorities or agencies.

IRC owns a 7,000 square foot office building in Farmington, New Mexico. Approximately 33 percent of the office building is utilized by IRC for its corporate office, tenants are leasing another 55 percent, while the rest is currently vacant and offered for lease to others.

IRC owns a petroleum refinery located on approximately 21 acres of fee-owned land in Fredonia, Arizona. Facilities include: a 4,000 barrel per day crude and vacuum distillation unit, a 3,000 kilowatt co-generation plant, boilers, cooling towers, offices, shops, control and electrical buildings, loading racks, storage tanks and associated ancillary facilities. In addition, the plant contains a reforming unit which is not currently employed in the refining operation.

IRC's investments are further described in Note 18 to Item 7 - Financial Statements.

ITEM 3.   LEGAL PROCEEDINGS

Other than collection actions or other actions arising in the ordinary course of the Company's business, no material legal proceedings to which the Company is a party or of which any of its property is subject are pending or known to be contemplated, and the Company knows of no legal proceedings pending or threatened, or judgment against any director or officer of the Company in his or her capacity as such.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote by security holders in the fourth quarter covered by this Form 10-KSB.

In the next shareholder meeting planned, matters submitted to a vote by security holders will be the election of directors and consideration of an employee benefit plan for management and key employees and a stock option plan for outside directors.

                                   PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

------------------------------------------------------------------------
Calendar                      High                         Low
Quarter Ended                Price                       Price
------------------------------------------------------------------------
  Dec 96                     3 1/2                       2
  Mar 97                     2 1/2                       1 3/4
  Jun 97                     2 15/16                     1 3/4
  Sep 97                     2 1/8                       1 1/2
  Dec 97                     1 1/2                       1
  Mar 98                     3 1/4                       1 7/32
  Jun 98                     3                           1
  Sep 98                     3                           1 1/4
------------------------------------------------------------------------
Source: Nasdaq Online

The Company's common stock is traded on the Nasdaq SmallCap Market under the symbol "UNRC". The price range of the shares is reflected in the table above. The Company's present policy is to retain its earnings to finance future growth. The Company has no intention to declare or pay cash dividends. The common shares have a par value of $0.20. At September 30, 1998, the Company estimates that there were approximately 502 shareholders, 258 of record and the balance in street name. There were approximately 428 round lot (100 or more shares) shareholders.

The Series A preferred stock has a par value of $0.01. It provides non-cumulative dividends, if such are declared by the Company's Board of Directors. The Series A preferred stock has both dividend and liquidation preference over the company's common stock.

The Company was advised by Nasdaq on September 30, 1998 that in the opinion of Nasdaq staff, based on the staff's review of the Company's public filings, the Company does not fit the criteria for listing of its common stock on the Nasdaq SmallCap Market. The Company believes that further discussions with Nasdaq may assist in clarifying certain issues that have been raised. Accordingly, it is seeking a review of the staff's findings. The Company was advised by Nasdaq that trading in its securities on the Nasdaq SmallCap Market will continue during the pendency of the review of the staff's findings. Should delisting from the Nasdaq SmallCap Market occur, the Company would seek to have its shares traded on the Nasdaq Bulletin Board market.

The Company's management believes it can satisfactorily address most of the issues raised by Nasdaq. As to any issues it cannot immediately address, the Company believes it can develop a plan to satisfy Nasdaq's requirements and it intends to submit such plan to Nasdaq during the review process. The Company is optimistic that any such plans submitted to Nasdaq will be sufficient to allow it to continue its listing on the Nasdaq SmallCap Market, pending execution of the plan, but there can be no assurance that Nasdaq will allow the Company's continued listing.

The Novation Agreement, dated June 30, 1998, has certain impacts on stockholder matters. As part of the Novation Agreement, all of Old Unico's assets not owned by IRC, the Company's wholly-owned subsidiary, was transferred to IRC to satisfy certain inter-company obligations and as a contribution to IRC's capital. IRC is operated and managed at the sole discretion of IRC's management with a nominee holding the Company's proxy to vote IRC's shares.

Upon the occurrence of certain events relating to Unico seeking and obtaining a new listing with Nasdaq, but no sooner than November 30, 1998 and no later than April 1, 1999, IRC may, at its management's sole discretion, consider a transaction involving IRC's stock, assets or business prospects. However, if as of November 30, 1998, the Company has not commenced the listing application process as required by the Novation Agreement then, as of December 1, 1998, the directors of IRC may, in their sole discretion, consider such transaction.

The Company was advised by Nasdaq, after the September 30, 1998 notice, that pursuing the review process would be more effective than commencing a new listing application at this time. The Company, in order to satsify the terms of the Novation Agreement, may or may not file a new listing application to be prosecuted simultaneously with the review process.

In the event such a transaction contemplates a distribution of IRC's stock or assets to holders of shares of Unico Common Stock, such distribution would be at the Record Date and as defined below. The Record Date to determine which holders of shares of Unico common stocks shall be entitled to the distribution is the earliest applicable date of November 30, 1998 or April 1, 1999.
                                      6

All shareholders of record on the Record Date shall be entitled to participate, pro rata, in any such distribution except those shareholders acquiring shares through and as a result of the Stock Purchase Agreement, as modified by the Novation Agreement, and holders of shares issued by Unico between June 1, 1998 and the Record Date.

If it is subsequently determined by counsel to IRC or Unico that approval of the New Unico shareholders is required to effect any such distribution, the Record Date for determining the shareholders entitled to vote shall be the Record Date. For purposes of such vote, the shareholders receiving shares pursuant to the Stock Purchase agreement as modified by the Novation Agreement and all shares issued between June 1, 1998 and the Record Date by Unico will be voted by proxy in favor of such distribution or at the discretion of the IRC Board of Directors.

The Company has not determined whether the different rights held by the holders of the common stock as a result of the Novation Agreement should constitute different classes of common stock. The Company will endeavor to make this determination with the assistance of appropriate counsel. If so determined, the Company will take necessary steps for the separation of the common stock into appropriate distinct classes.

The Stock Purchase Agreement and the Novation Agreement (attached as Exhibits
2.1 and 2.2 respectively to the Form 8-K filed on July 14, 1998) provided that the Series A Preferred Shares have a "$400 par value". During the course of preparation of the audited financial statements and this Form 10-K, the Company has become aware the $400 par value designation may have been in error. The Company believes that this $400 par value designation may have been intended only to give a stated value of $400 for dividend and liquidation preferences and not a true par value. Once the Company evaluates this and other issues related to this par value further, the Company may seek appropriate measures to remedy the possible error.

The Company issued unregistered shares to effect the June 30, 1998 acquisition. It issued 5,476,190 shares of common and 5,476 shares of preferred to Paradise stockholders on June 30, 1998, in exchange for their holdings of Paradise shares. It issued 547,619 shares of common to Azemuth, Inc., a firm controlled by an affiliate of the Company for consulting services in connection with the acquisition.

The preferred stock can be converted to 1,000 shares of common. Pursuant to the Novation Agreement, the initial date for conversion of preferred stock to common is January 1, 1999. No more than 1,825 shares of preferred can be converted between January 1 and May 31, 1999. No more than 3,650 shares of preferred in total can be converted between June 1 and August 31, 1999. All shares can be converted as of September 1, 1999.

The Company believes it is exempt for issuing this restricted stock in connection with the acquisition under Section 4(2) of the Securities Act of 1933.

On September 14, 1998, the Company issued and registered 390,000 shares of common stock with which it paid consultants for various services.

The Company has authorized 50 million shares of the $0.20 par value common stock and 8 million shares of $0.01 par value preferred stock. The Company holds 3,699 shares of common as treasury stock.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Disclaimer

The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward looking statements as a result of the risk factors set forth under "Certain Factors That May Affect Future Performance" and elsewhere in this report.

Net Sales and Gross Margins.

Paradise's net sales for the year ended June 30, 1998 were $24.6 million yielding a gross margin of $409,000 or 1.7%. The low margin is in part a result of the market segment focus. Prior to June 30, 1998, 92% of sales were of chips (memory and CPU) where the Company has traditionally obtained gross margins of around 2%. Since June 30, 1998, the sales mix has been closer to 50% in chips and 50% in branded components, where gross margins, net of co-op advertisement and other discounts are about 8%.

Efforts are underway to improve gross margins for both chips and components. A management process is being launched where gross margins are reviewed weekly.

Sales volumes in July, August and September, 1998 increased significantly for two reasons. First, sales through the Company's distribution network increased. Management believes that the Company's distribution network has a far greater capacity than is currently being utilized. The augmented sales force discussed under Item 1 above will be able to more effectively use this capacity.

Second, the Company identified product lines with good market acceptance. For example, the Company introduced the new V.90 Lucent 56K b.p.s. modem which was responsible for a significant portion of sales volume. Management has identified other products, in the market segments of internet communications and personal digital information systems, it plans to introduce to its customers at the COMDEX trade show to be marketed beginning in the second or third quarters of the current fiscal year.

The Company is targeting sales volume of over $50 million in the fiscal year ended June 30, 1999.

Operating Results

Sales increased $9,580,000 from 1997 to 1998 or by 63.6%. Annualizing 1997's sales accounts for $5,019,000 of this increase. $1,356,000 of the increase is due to including Old Paradise's (Paradise before it merged operations with Starlicon which changed its name to Paradise) sales for the 11 months ending June 30, 1998. The remaining $3,205,000 increase is a result of increased monthly sales, representing a 16.0% increase over 1997's annualized sales.

Gross margins as a percentage of sales did not vary significantly from 1997 to 1998. Operating expenses increased by $741,000 or 349.5% from 1997 to 1998. $289,000 of this increase was due to Paradise's increased expenses and $452,000 to Old Paradise's expenses from August 1, 1997. Annualizing Paradise's 1997 expenses accounts for $71,000 of the increase. $126,000 of the increase is due to increased headcount at Paradise from 9 to 14 from 1997 to 1998. Rent expenses increased by $33,000 due to higher occupancy charges at the same premises. Paradise had $24,000 in trademark amortization in 1998 which it did not have in 1997 which is included in the $452,000. There were no other individually significant items which increased from 1997 to 1998.

The table below compares the Company's operating results from 1997 to 1998 (dollars in thousands).
                                              1997                1998
                                       -----------------    -----------------
Net sales                              $  15,058  100.0%    $ 24,638   100.0%
Cost of goods sold                        14,844   98.6       24,229    98.3
                                       ---------  ------    ---------  ------
Gross profit                                 214    1.4          409     1.7
                                       ---------  ------    ---------  ------

Salaries and wages                           128    0.9          498     2.0
Rent                                          17    0.1           50     0.2
Trademark amortization                                            24     0.1
Other expenses                                67    0.4          381     1.6
                                       ---------  ------    ---------  ------
                                             212    1.4          953     3.9
                                       ---------  ------    ---------  ------
Operating income (loss)                        2    0.0         (544)   (2.2)
Interest income                                2    0.0            8     0.0
                                       ---------  ------    ---------  ------
Net income (loss)                      $       4    0.0%    $   (536)  (2.2%)
                                       =========  ======    =========  ======

Financial Position

Accounts receivable increased by $313,000 or 43.4% from 1997 to 1998. $145,000 of this increase is due to Paradise's sales, $168,000 from Old Paradise's sales. Days sales in receivables went from 13 to 15 from 1997 to 1998, all of which increase was due to including Old Paradise's sales which have a slower turnover rate. Inventories increased by $421,000 or 3,238% from 1997 to 1998. $417,000 of this increase is due to the inclusion of Old Paradise's inventories in 1998.

Working Capital, Liquidity and Capital Resources

At June 30, 1998, net working capital was 10% of total assets. While the Company's business is working capital intensive, management is attempting to reduce working capital requirements and the Company's financing costs. A program to review accounts receivable and payable terms was launched. The Company expects that the results of this effort will show in the second fiscal quarter. This effort is critical to enable the high growth that management envisions for the Company in the current fiscal year.

In September, the Company signed an agreement with Silicon Valley Bank (SVB) to sell its accounts receivable from time-to-time to SVB. The terms of these sales are 1.5% per month for receivables from OEM/End User customers and 1.25% for receivables from Distributor/Reseller customers, plus a 0.5% service fee.

The amount of receivables sold is limited to $800,000 in receivables sold and outstanding at any time. The Company believes that this agreement will provide liquidity while it reviews its accounts receivable and payable terms. The Company is planning a privately placement to obtain equity capitalization in its second fiscal quarter. The Company has initiated conversations with financial institutions to assist in this transaction. The funds raised, if any, will be used for working capital, capital improvements, and to increase its capital resources for possible future acquisitions.

The Company has approached banks to obtain asset-based lines of credit. It anticipates that the growth in operations targeted by the Company will require financing above normal operating requirements. The Company is attempting to ensure that this financing will be available for the growth envisioned.

The Company believes that its cash balances and available credit are sufficient to meet anticipated operating requirements for the foreseeable future. There can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required nor that any such required additional capital will be available on reasonable terms, if at all.

The Multiwave Acquisition

The Company signed a letter of intent to acquire all outstanding shares of Multiwave Innovation Pte, Ltd. (Multiwave), a Singapore company. Multiwave is an engineering company with a focus on research and development with operations in Singapore, China, and the U.S. The acquisition will provide the Company's distribution subsidiary, Paradise, with rapid access to new and exciting products. Multiwave is a pioneer in the design, development, production, and marketing of high performance multimedia and Internet related products for brand name sales or OEM contracts. Its products are modem cards, sound cards, and various other multimedia upgrade kits and accessories. It markets products on a transcontinental scale with sales in Japan, Australia, Malaysia, Korea, Hong Kong, and Europe, North America and Latin America.

Multiwave's largest shareholders are NatSteel Electronics Ltd. (NatSteel), a publicly listed company on the Singapore Stock Exchange with contract manufacturing operations in Singapore, Malaysia, Indonesia, Hungary, China and Mexico, and Uraco Holdings Ltd. (Uraco), a publicly listed company on the Singapore Stock Exchange that is a precision manufacturer of disk drives and semiconductor equipment components. NatSteel and Uraco will become significant owners of the Company's common shares following the completion of the acquisition.

The acquisition would enable the Company to design its own products and have them manufactured at the location closest to the market. This ability would reduce the time to market for new products, a key requirement imposed by the markets for hi-tech products.

Should the acquisition take place, the Company's reach will be extended worldwide for both sourcing and marketing. The potential acquisition will open lower cost sources for component parts in Asia and give the Company a worldwide reach for its Paradise branded products. This will be a significant capability for the Company as the Paradise brand is recognized worldwide. The Company's management expects an improvement in margins as a result of both improved sourcing and marketing. If and when completed, the acquisition with Multiwave will add about 70 employees to the Company's staff, about 50 of whom will be located in the Singapore subsidiary of the Company.

Certain Factors That May Affect Future Performance

The Company's future performance may be affected by a number of factors described below and in other parts of this Form 10-KSB, which should be considered in evaluating the Company and its business.

The Company's future operating results may vary significantly from period to period as a result of these factors. The Company's revenues depend on products sold, customer satisfaction and support, timing of sales, timing of new product introductions by the Company and by its competitors, product cycle maturation, price competition and decline, availability of components, design of new products, changes in product or distribution channel mix, the level of inventory carried by the Company and its distributors and retail customers, product returns, co-op advertising programs and price protection agreements with its customers.

Gross margins depend on the same factors as revenues, as well as some other factors: the availability and cost of components, component price change, end-of-life inventory write downs and distribution channel mix. Technology content is also a major factor influencing gross margins. Margins typically are higher for products with high technology content than products with lower technology. Thus, design and new product introduction are critical factors impacting the Company's gross margins.

Perhaps most importantly, the Company's revenues and gross margins are highly impacted by product life cycles, where margins are higher for newer products and decline with increased competition and diminishing market excitement.

The Company's hi-tech market is characterized by frequent new product introductions and rapid product obsolescence. The Company depends on new product introduction in short time frames. Despite its strategy to enable a short time frame to market, there is no assurance that the Company will be successful in its execution nor that successful execution will assure high margins.

Management and staff impact the success of the Company's performance, in the present and the future. The Company is located in the heart of Silicon Valley, in the San Jose, California region where many hi-tech companies are located. Competition for key personnel is intense, particularly in this area. There is no assurance that the Company will be successful in attracting and retaining such key personnel, despite the Employee Benefit Plan its management is implementing.

Many factors are beyond the Company's control. Price levels and unit volumes are often determined by competition, consumer preferences and general economic conditions. In the hi-tech industry, frequently a new technology is introduced which causes existing technologies, perhaps those on which the Company is dependent, to become obsolete.

The Company's stock price has been subject to wide fluctuations to date and may be subject to even wider fluctuations in the future. All the factors discussed in this section and elsewhere in this Form 10-KSB will influence the Company's stock price. Moreover, the stock market, particularly the technology sector, has been subject to very high levels of volatility in 1998's third calendar quarter.

The Company does not endorse nor accept responsibility for estimates and recommendations made by stock analysts.

Accounting Treatment of the June 30, 1998 Acquisition

On September 24, 1998, the Company's board of directors changed its fiscal year to end on June 30. (See Form 8-K filed October 6, 1998.)

The Company believes the June 30, 1998 acquisition should be recorded as a reverse merger. It considers the company resulting from the acquisition a new company, beginning July 1, 1998 (following the end of its previous fiscal year).

Continuity in the reporting of its financial statements is provided by Old Unico's Form 10-K for the year ending February 28, 1998, its Form 10-Q for the quarter ending May 31, 1998, and this Form 10-KSB. Old Unico is discussed in Note 18 to the Financial Statements, below. The four-month period from March 1 to June 30, 1998 is covered, providing financial statement continuity.

ITEM 7.   FINANCIAL STATEMENTS


     UNICO, INC.
     FINANCIAL STATEMENTS
     JUNE 30, 1997 AND 1998


     TABLE OF CONTENTS



Independent Accountants' Report                               14

Balance Sheets                                             15-16

Statements of Operations                                      17

Statements of Stockholders' Equity                            18

Statements of Cash Flows                                      19

Notes to Financial Statements                              20-41

Independent Accountants' Report
Weinbaum & Yalamanchi








The Stockholders
Unico, Inc.

     We audited the accompanying balance sheets of Unico, Inc. (Unico) as of June 30, 1997 and 1998 and the related statements of operations and stockholders' equity and cash flows for the nine months and year then ended. These financial statements are the responsibility of Unico's management. Our responsibility is to express an opinion on these financial statements based on our audits. "Old" Unico's financial statements, summarized in Note 18 were audited by other auditors through February 28, 1998 whose May 14, 1998 report expressed an unqualified opinion on them.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly in all material respects, Unico's financial position as of June 30, 1997 and 1998 and the results of its operations and cash flows for the nine months and year then ended in conformity with generally accepted accounting principles.

                                             /s/ Weinbaum & Yalamanchi
                                             Weinbaum & Yalamanchi

Los Angeles, California
September 9, 1998 (Except for Note 11 for which the date is October 8, 1998.)

     UNICO, INC.
     Balance Sheets
     June 30, 1997 and 1998

     ASSETS
     (Dollars In Thousands)

                                                 1997           1998

Current Assets
Cash                                         $              $     30
Accounts receivable, less $30 and $84
 allowances for doubtful accounts and
 returns, allowances and discounts in 1998        721          1,034
Inventories (Note 12)                              13            434
Prepaid expenses                                    9              4
                                               -------       --------
   Total current assets                           743          1,502
                                               -------       --------

Property and Equipment
 Furniture and equipment                           10             38
 Leasehold improvements                             9             25
                                               -------       --------
                                                   19             63
Accumulated depreciation                            1             11
                                               -------       --------
                                                   18             52
                                               -------       --------

Trademark, less $24
 accumulated amortization                                        106
Due from Luna                                                     14
Due from Hwang                                                    17
Hwang note (Note 6)                                              116
Old Unico Investment (Note 18)                                 3,163
                                               -------       --------
                                                               3,416
                                               -------       --------
                                               $  761        $ 4,970
                                               =======       ========







          The accompanying notes are an integral
          part of these financial statements.

     UNICO, INC.
     Balance Sheets
     June 30, 1997 and 1998


     LIABILITIES AND STOCKHOLDERS' EQUITY
     (Dollars In Thousands)


                                                1997         1998

Current Liabilities
Bank overdrafts                              $      48      $   211
Accounts payable                                   109          433
Deferred revenues (Note 5)                                      210
Due RTC (Note 5)                                                 32
Due Yin (Note 13)                                               100
Accrued payroll                                                  25
                                             ---------      --------
  Total current liabilities                        157        1,011
                                             ---------      --------

Commitments and contingencies
(Notes 5, 8, 10, 11 and 18)

Stockholders' Equity (Notes 6, 7, 9 and 10)        604        3,959
                                             ---------       -------
                                             $     761      $ 4,970
                                             =========       =======


















          The accompanying notes are an integral
          part of these financial statements.

     UNICO, INC.
     Statements of Operations
     Nine Months Ended June 30, 1997 and Year Ended June 30, 1998
     (Dollars In Thousands)


                                             1997           1998

Net sales (Note 4)                      $  15,058      $  24,638
Cost of goods sold (Note 12)               14,844         24,229
                                        ---------      ----------
Gross profit                                  214            409
                                        ---------      ----------

Salaries and wages                            128            498
Rent                                           17             50
Trademark amortization (Note 5)                               24
Other expenses                                 67            381
                                        ---------      ----------
                                              212            953
                                        ---------      ----------
Operating income (loss)                         2           (544)
Interest income (Note 6)                        2              8
                                        ---------      ----------
Net income (loss) (Note 16)             $       4      $    (536)
                                        =========      ==========




Basic earnings (loss) per share         $  0.0004      ($ 0.0489)
                                        =========      ==========



Average shares used in computation      10,952,190     10,952,190














          The accompanying notes are an integral
          part of these financial statements.

     UNICO. INC.
     Statements of Stockholders' Equity (continued)
     Nine Months Ended June 30, 1997 and Year Ended June 30, 1998
     (Dollars In Thousands)
                                                                     Total
     Dollar Amounts             New       Old     Add'l    Opera-   Stock-
     --------------          Common    Common   Paid-In      ting  holders'
                                Par       Par   Capital    Result   Equity
                         --------------------------------------------------

Balance October 3, 1996      $    0    $    0    $    0    $    0   $    0

Common stock issued           1,095                (495)               600
Net income                                                      4        4
                         --------------------------------------------------
Balance June 30, 1997         1,095         0      (495)        4      604
                         --------------------------------------------------

SGI capital contribution                            588                588
Luna payable contribution                           100                100
Stockholder contribution                             40                 40
Net loss                                                     (536)    (536)
                         --------------------------------------------------
Balance June 30, 1998         1,095         0       233      (532)     796
                         --------------------------------------------------

Old common outstanding                    225     1,744              1,969
New common issued               110                 848                958
Warrants issued                                     236                236
                         --------------------------------------------------
Balance June 30, 1998        $1,205      $225    $3,061     $(532)  $3,959
                         ==================================================
     Share Amounts
     -------------                New                  Old
                               Common               Common       Preferred
                         --------------------------------------------------
Balance October 3, 1996             0                    0               0
Stock Issued                5,476,190                                5,476(1)
Old Common Outstanding                           1,125,609
                         --------------------------------------------------
Balance June 30, 1997       5,476,190            1,125,609           5,476
Stock Issued                  547,619                    0               0
                         --------------------------------------------------
Balance June 30, 1998       6,023,809            1,125,609           5,476
                         ==================================================

Unico has 8 million shares of $0.01 par value preferred stock authorized and 50 million shares of $0.20 par value common stock authorized. Old common stock is net of 3,699 shares of Treasury stock.

(1) The impact on the Company's equity of the par value from the issuance of the $0.01 preferred stock is not material.

          The accompanying notes are an integral
          part of these financial statements.
                                     18

     UNICO, INC.
     Statements of Cash Flows
     Nine Months Ended June 30, 1997 and Year Ended June 30, 1998
     (Dollars In Thousands)

                                                  1997           1998

Operating cash flows (Notes 5 and 9)
Net income (loss)                            $       4      $    (536)
Depreciation and amortization                        1             30
Receivables change                                (721)          (313)
Inventory change                                   (13)           (70)
Prepaid expenses change                             (9)            66
Accounts payable change                            109            (28)
Deferred revenues change                                           65
Accrued payroll change                                             25
                                             ----------     ----------
Cash used by operations                           (629)          (761)
                                             ----------     ----------

Investing cash flows (Notes 5, 9 and 10)
Property acquisitions                               19              1
Luna advance                                                       14
Other assets                                                        4
Paradise cash acquired                                            (42)
                                             ----------     ----------
Cash used (provided) by investing activities        19            (23)
                                             ----------     ----------

Financing cash flows (Notes 5, 6, 7, 9 and 10)
Common stock issued                                600              0
RTC receivables collected                                         588
Yin advance                                                       100
Shareholders' capital contribution                                 40
Reduction in due RTC                                             (123)
Bank overdrafts                                     48            163
                                             ----------     ----------
Cash provided by financing activities              648            768
                                             ----------     ----------


Change in cash                                     Nil             30
Cash - beginning of period                         Nil            Nil
                                             ----------     ----------
Cash - end of period                         $     Nil      $      30
                                             ==========     ==========

          The accompanying notes are an integral
          part of these financial statements.

     UNICO, INC.
     Notes To Financial Statements
     June 30, 1997 and 1998

NOTE 1. Accounting Policies and Operations

Basis of Presentation - The financial statements include the assets and liabilities of Paradise Innovations, Inc. (Paradise), a California Corporation. Paradise was incorporated on October 3, 1996. These financial statements also include Old Paradise's assets, liabilities and operations (Note 5) from August 1, 1997. All dollar amounts are in thousands. Unico's old operations, held by Intermountain Refining Corp. (IRC) are included in the investment in Old Unico (Note 18). The Company accounts for this investment at cost as it cannot use IRC's assets for corporate purposes, has no control over IRC's operations nor board of directors.

Business Description - Paradise markets computer memory chips, central processing units and other basic computer components. The Company also markets a proprietary line of computer peripherals under the Paradise brand name. Some of the products marketed include PC video conferencing products, video adapter cards, multimedia products and modems. Paradise's customer base includes private label computer manufacturers and major technology distributors, such as Tech Data, Ingram Micro, D&H, Almo, Comark and SED.

IRC, incorporated under the laws of the State of New Mexico in July 1985, is wholly-owned by Unico. In conjunction with Unico's acquisition of Starlicon during 1998, Unico transferred all of its operating resources to IRC. IRC is managed by previous officers and directors of Unico. IRC's resources are segmented into three categories of business: petroleum product refining and processing, electrical energy production and natural gas production. Additionally, until August 31, 1997, Intermountain Chemical, Inc., a now dissolved subsidiary of Unico, managed and operated a methanol production facility, owned by others, in Commerce City, Colorado. The facility was sold as of September 1, 1997 and its associated operations were classified as discontinued operations in the financial statements of Old Unico, (Note 18).

Refining - IRC's refinery is capable of processing low-cost, heavy crude oil and other low gravity refined products into diesel fuel, fuel oils, and asphalt that have traditionally been marketed on a wholesale basis in the intermountain region. Approximately 6 years ago, IRC experienced a sharp reduction in the availability of crude oil from it's traditional sources and has not operated the refinery for several years. IRC is presently exploring alternative sources of raw materials and is hopeful that a long term solution to the supply shortage can be resolved. IRC periodically provides certain asphalt terminalling services wherein IRC receives fees and reimbursement of certain operating expenses directly related to the service provided.

Co-Generation - IRC's co-generation plant is capable of producing up to 3,000 kilowatts of electrical energy that has been sold to electric companies in the local area. When in operation, the plant produces all electricity and a portion of the steam used in the refining process thereby contributing some savings in refinery operating costs. The generators are not presently in operation but are available for use if needed for operation of the refinery or if an electrical energy market is developed in the area.
                                      20

     UNICO, INC.
     Notes To Financial Statements (Continued)
     June 30, 1997 and 1998

NOTE 1. Accounting Policies and Operations (continued)

Natural Gas Production - IRC owns an interest in and operates 19 natural gas wells located in the Hugoton basin in Southwestern Kansas. Natural gas and helium produced is sold, under exclusive contract, to K.N. Energy, of Lakewood, Colorado.

IRC's business is further described in Note 18.

Property and Equipment - Paradise's property and equipment are recorded at cost. Depreciation and amortization are recorded by the straight-line method over the related assets' estimated useful lives. Capitalized costs carrying value is reviewed annually.

Accounts Receivable - Paradise records an allowance for doubtful accounts to reduce receivables to net realizable value. Paradise does not require collateral from its customers. Paradise's customers include wholesalers and value added retailers. Paradise's four largest June 30, 1998 customer receivables and July and August 1998 cash collections were:

     Customer      Balance                        Collections
                                          July                 August
        A           $395                  $395                   $0
        B            239                   163                   76
        C            173                   142                   22
        D            105                    29                    1

Revenue Recognition - Revenue is recognized when products are shipped. Paradise records an allowance for returns, allowances and discounts when sales are recorded.

Inventories - Inventories are valued at the lower of cost, first-in, first-out method, or market.

Trademark - The trademark is amortized over five years by the straight-line method. Its carrying value is reviewed annually.

Advertising - Paradise expenses advertising as incurred.

Accounting Estimates - Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the financial statement date and the reported amounts of revenue and expense during the reported periods. Actual results could differ from those estimates.

     UNICO, INC.
     Notes To Financial Statements (Continued)
     June 30, 1997 and 1998

NOTE 1. Accounting Policies and Operations (continued)

Fair Value of Financial Instruments - Accounts receivable, cash, accounts payable and accrued expenses carrying value approximates fair value because of the short-term maturity of those instruments. The Hwang note (Note 6) is believed to be at fair value. Unico's investment in IRC (Note 18) is carried at cost which may differ from market value.

Income Taxes - Paradise will file a consolidated tax return for 1998 with Starlicon Group, Inc. (SGI), Paradise's holding company (Note 9). The 1998 tax disclosures were computed as if Paradise filed a separate company tax return.

Cash - Cash includes short-term instruments with original maturities of 90 days or less.

Service Contracts - Service contracts are amortized by the straight-line method over the related contract term.

Earnings per Share - Earnings (loss) per common share is computed as if Unico had issued 5,476,190 of its 6,023,809 common shares issued to acquire Old Unico on October 3, 1996 and they had been continuously outstanding. The 5,476 shares of Unico preferred were converted to 5,476,000 shares of Unico common for purposes of this calculation and were also treated as if they had been continuously outstanding from October 3, 1996. No operations of Old Unico (Note 18) are included in the calculation as Old Unico is carried at cost.

NOTE 2. Relialogic Technology Inc.(RTC) Advance

On June 9, 1997 RTC advanced Paradise $50, which Paradise repaid on June 18.

NOTE 3. Supplemental Cash Flow Disclosures

Interest paid and received and taxes paid were not material for the periods. The statement of cash flows excludes the effects of Unico's acquisition of Old Paradise (Note 5) and Old Unico (Note 18).

NOTE 4. Sales and Expenses

Sales and expenses included these amounts by period:

                                                 1997      1998

Sales to customer A                           $ 2,479   $ 7,313
Sales to customer B                             1,262     2,402
Sales to customer C                             1,258     1,688
Sales to customer D                             1,196     2,167
Sales to Old Paradise                             393
Purchases from Luna International, Inc. (Luna)    323

     UNICO, INC.
     Notes To Financial Statements (Continued)
     June 30, 1997 and 1998

NOTE 5. Old Paradise Acquisition

On July 31, 1997 Paradise purchased the business and certain assets comprising the Paradise Multimedia operations of RTC, a subsidiary of Osicom Technologies, Inc. (Osicom). John Hwang (Hwang), a Paradise stockholder and officer resigned his position as an RTC officer on June 30, 1998. The assets acquired and related liabilities assumed were:

Cash                                                   $   42
Inventory                                                 351
Prepaid expenses                                           19
Hwang note (Note 6)                                       109
Other assets                                               58
Property and equipment                                     43
Trademark                                                 130
                                                       -------
                                                          752
Less: Accounts payable                                   (452)
      Deferred revenues                                  (145)
                                                       -------
                                                       $  155
                                                       =======

The $155 sale price was paid to RTC as follows: $100 on February 23, 1998, and $25 on April 3, 1998. The balance will be paid at $20 per month. Paradise believes RTC improperly computed its deferred revenues and that it owes RTC $70 less than RTC currently believes it is owed. Following the acquisition, Paradise collected $588 of RTC's July 31, 1997 receivables (Note
9).

NOTE 6. Hwang Note and Shareholders' Capital Contribution

This amount is Hwang's $100 demand note to RTC dated February 29, 1996 plus interest at 8%. Paradise recorded $7 in interest income from this note in 1998. On March 30, 1998 Hwang and other shareholders contributed $40 to Paradise's capital.

NOTE 7. Stockholders' Equity

Paradise issued 1,000 shares of its stock for $600. In November 1997 Luna, a company controlled by Hwang, contributed $100 of Paradise's accounts payable to Paradise's equity. As this transaction neither provided nor used cash it was excluded from the statement of cash flows.

NOTE 8.  Operating Leases

Paradise leased its facilities on a month-to-month basis from Meret Communications, Inc., an Osicom subsidiary. At June 30, 1998, Paradise's operating lease commitments were $10 through June 30, 1999, for a vehicle.

     UNICO, INC.
     Notes To Financial Statements (Continued)
     June 30, 1997 and 1998

NOTE 9. Starlicon Group Inc. (SGI)

In November 1997, Paradise's stockholders formed SGI as a holding company for Paradise's common stock. SGI assumed $588 of Paradise's RTC debt as a capital contribution to Paradise. Since the transaction neither provided nor used cash it was excluded from the statement of cash flows.

NOTE 10. Purchase of Paradise

On June 30, 1998 Unico, Inc. (Unico) purchased Paradise from SGI for 5,476,190 shares of Unico common stock and 5,476 shares of Unico convertible preferred stock, convertible into 5,476,000 shares of Unico common stock. Unico also issued warrants to two of its shareholders to purchase a total of 150,000 shares of Unico common at $1.40 per share expiring on December 1, 2006. Before the acquisition, 1,125,609 shares of Unico common stock were outstanding.

Since Paradise's shareholders own the majority of Unico's shares, this transaction is accounted for as if Paradise purchased Unico, or by reverse acquisition accounting. Despite the transaction being a stock for stock swap it will be recorded using purchase accounting since Paradise was not an autonomous entity within two years before combination.

On June 30, 1998, Unico dismissed an action brought in May 1998 against SGI and Paradise. Paradise's recorded cost for Unico's purchase was $3,163 which consisted of $1,969 for 1,125,609 shares of Unico common issued to old Unico shareholders valued at $1.75 per share, $958 for 547,169 shares issued to a Paradise shareholder, plus $236 which was the estimated value of the warrants issued assuming a risk-free interest rate of 5.5%, 0% dividend, 100% volatility and an 8-year, 5-month life.

NOTE 11. Subsequent Events

On August 1, 1998 Unico leased premises which Paradise moved into. The lease expires July 31, 2003 and has escalation provisions for operating expenses. Minimum payments due under the lease are as follows by year ending June 30:

     1999                          $ 131
     2000                            146
     2001                            150
     2002                            154
     2003                            159
     2004                             13
                                  -------
                                   $ 753
                                  =======

     UNICO, INC.
     Notes To Financial Statements (Continued)
     June 30, 1997 and 1998

NOTE 11. Subsequent Events (Continued)

On September 4, 1998, Unico signed an agreement with Silicon Valley Bank
(SVB) wherein Unico would sell, from time-to-time, at its and SVB's discretion, selected invoices from its accounts receivables to SVB. Terms of the sales are 1.5% per month for receivables from OEM/End Users, and 1.25% per month for receivables from Distributor/Resellers, plus 0.5% per month service fee for either type of receivables during the period the receivables are purchased and outstanding. The term of the agreement is for one year and then from year-to-year unless terminated by either the Company or SVB at any time.

On September 14, 1998, the Company issued and registered 390,000 shares of common stock in payment for consulting services to three individuals. 130,000 shares were issued to a major shareholder and 130,000 were to the Company's President. The Company is currently reviewing whether this transaction was appropriate.

On September 21, 1998, the Company leased a telephone system for $9 per year for a period of three years. At the conclusion of the lease, the Company has an option to purchase the system for one dollar.

On October 2, 1998, Osicom notified Paradise it owes $109 for various expenses Paradise supposedly incurred while occupying Osicom's premises. Management disputes this bill and denies any liability for the amount claimed.

On October 8, 1998, Luna International paid the Company $14 liquidating its debt to the Company as shown in its financial statements of June 30, 1998.

NOTE 12. Inventory

On June 30, 1998 Paradise recorded a $15 reserve for certain items it acquired in the Old Paradise (Note 5) acquisition to reduce their carrying value to current market value. It carries 75,000 integrated circuits acquired in the Old Paradise acquisition at $179 which it believes it will use in the normal course of business. On June 30, 1998 Paradise recorded a $16 inventory valuation reserve for other items.

NOTE 13. Chan Pui Yin (Yin) Advance

On June 30, 1998 Yin advanced Paradise $100 intending to buy Paradise stock. Paradise repaid the $100 on July 9, 1998 after deciding not to consummate the transaction.

     UNICO, INC.
     Notes To Financial Statements (Continued)
     June 30, 1997 and 1998

NOTE 14. Name Change

On August 4, 1998 Starlicon International Corporation changed its name to Paradise Innovations, Inc.


NOTE 15. Segment Information

During fiscal 1997 Paradise engaged in one business segment, distributing computer hardware. Effective August 1, 1997 with the Old Paradise acquisition (Note 5), Paradise began distributing proprietary products and operating in two segments. Paradise is organized by product. At June 30, 1998 $207 of Paradise's inventory was located in Asia.

All of Unico's oil and gas related operations are held by IRC and disclosed in Note 18.

Segment assets were as follows:

                  Proprietary           Old
Distribution         Products         Unico     Eliminations        Total
------------      -----------        ------     ------------      -------
   $1,018             $893           $3,163         $104           $4,970

Segment operating results were as follows:

                    Distri-   Proprietary         Elimi-         Total
                    bution    Products            nations
                    -------   -----------         ------        --------

Revenues            $23,310   $  1,356            $  28         $24,638
Interest income           1          7                                8
Depreciation              2          4                                6
Amortization              0         24                               24
Operating loss          (94)      (450)                            (544)


NOTE 16. Income Taxes

A reconciliation of Paradise's 1998 tax provision to that which would have been recorded at the applicable federal rate is:

Loss as recorded                             $  536
Applicable rate                                  35 %
                                            ---------
Computed tax benefit                            188
Tax benefit not recorded                       (188)
                                            ---------
Tax provision                                $  Nil
                                            =========
                                      26

     UNICO, INC.
     Notes To Financial Statements (Continued)
     June 30, 1997 and 1998

NOTE 16. Income Taxes (Continued)

At June 30, 1998 Paradise had a net operating loss carryover (NOL) of $501 expiring 2013, the $190 benefits of which were not recorded in the financial statements due to uncertainty as to their realizability. The only material item giving rise to differences between the book and tax basis of Paradise's assets is the inventory valuation reserve.

NOTE 17. Pro Forma Financial Information (Unaudited)

The following pro forma financial information presents the effects of the Old Paradise acquisition as if it occurred on June 30, 1997. The pro forma financial information is not necessarily indicative of the results of operations and financial position which will be attained in the future. The pro forma information should be read in conjunction with the historical financial statements of Paradise as reported on Form 8-K for nine months and the year ended June 30, 1997 and 1998.

     UNICO, INC.
     Notes To Financial Statements (Continued)
     June 30, 1997 and 1998

NOTE 17. Pro Forma Financial Information (Unaudited, Continued)


     Unico, Inc.
     Pro Forma Condensed Balance Sheet
     June 30, 1997

                         Paradise
                         Before                    Old
Assets                   acquisition          Paradise      Pro forma
                         -----------         ---------      ---------
Cash                                         $      42      $     42
Accounts receivable      $      721                              721
Inventories                      13                351           364
Property and equipment
 -net                            18                 43            61
Trademark                                          130           130
Hwang note                                         109           109
Other assets                      9                 77            86
                         ---------------------------------------------
                         $      761          $     752     $   1,513
                         =============================================

Liabilities and
Stockholders' equity

Bank overdrafts          $       48          $               $    48
Accounts payable                109               452            561
Acquisition liability                             155            155
Deferred revenues                                 145            145
                         ---------------------------------------------
Total liabilities               157               752            909
                         ---------------------------------------------
Common stock                    600                              600
Retained earnings                 4                                4
                         ---------------------------------------------
Total stockholders'
 equity                         604                              604
                         ---------------------------------------------

                          $     761          $    752        $ 1,513
                         =============================================

     UNICO, INC.
     Notes To Financial Statements (Continued)
     June 30, 1997 and 1998

NOTE 17. Pro Forma Financial Information (Unaudited, continued)

These pro forma statements of operations presents the effects of the Paradise acquisition as if it occurred on October 3, 1996.

                  Paradise
                  Before      Old         Pro forma
                  Acquisition Paradise    adjustments  Consolidated
                  ----------- ----------  -----------  ------------

Revenues           $ 15,058     $ 2,841    $             $ 17,899
Cost of sales        14,844       2,368                    17,212
                  ----------- ----------  -----------  ------------
Gross profit            214         473                       687
Operating expenses      212         742     (267)(a)          687
                  ----------- ----------  -----------  ------------
Operating income
 (loss)                   2        (269)     267                0
Other income
 (charges)                2                  (19)(b)          (17)
                  ----------- ----------  -----------  ------------
Net income (loss)  $      4     $  (269)   $ 248          $   (17)
                  =========== ==========  ===========  ============

Basic earnings
(loss)per share    $ 0.0004    ($0.0246)   $0.0226       ($0.0016)
                  =========== ==========  ===========  ============

Weighted average shares outstanding 10,952,190

(a) To reverse goodwill amortization and write-off.
(b) To record interest on acquisition indebtedness at 11%.



NOTE 18.  Old Unico

Old Unico's assets, liabilities and operations are summarized as follows as of February 28, 1998 and June 30, 1998 and for the two years and four months ended June 30, 1998:

     UNICO, INC.
     Notes To Financial Statements (Continued)
     June 30, 1997 and 1998

NOTE 18.  Old Unico (Continued)

OLD UNICO
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                  June 30,           Feb 28,
                                                     1998              1998
                                               -----------       ------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                    $ 1,134          $ 1,237
     Other current assets                              82               51
      Notes receivable from related
        parties - Note C                               84              102
                                              ------------         --------
     TOTAL CURRENT ASSETS                           1,300            1,390
                                              ------------         --------

PROPERTY, PLANT AND EQUIPMENT, at cost
     Land, buildings and improvements                 434              434
     Equipment                                        165              165
     Crude oil refining equipment                   1,183            1,183
     Co-generation facilities - Note B                290              290
     Oil and gas properties,
      (successful efforts method)
          - Notes D and E                             895              895
                                              ------------         --------
                                                    2,967            2,967
     Less accumulated depletion
                and depreciation                   (2,005)          (1,960)
                                              ------------         --------
                                                      962            1,007
                                              ------------         --------

OTHER ASSETS
     Investment in Chatfield Dean - Note F            301              601
     Other assets & deferred charges - Note A         176              176
                                              ------------         --------
                                                      477              777
                                              ------------         --------
                                                  $ 2,739          $ 3,174
                                              ============         ========

     UNICO, INC.
     Notes To Financial Statements (Continued)
     June 30, 1997 and 1998


NOTE 18.  Old Unico (Continued)


OLD UNICO
CONSOLIDATED CONDENSED BALANCE SHEETS, (Continued)
                                                  June 30,            Feb 28,
                                                     1998               1998
                                              ------------      -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                         $        49         $       63
     Taxes other than income taxes                      3                  9
     Income taxes payable                                                 25
                                              ------------        -----------
        TOTAL CURRENT LIABILITIES                      52                 97
                                              ------------        -----------
DEFERRED TAXES                                         52                 58
      Commitments and contingencies (Note G)

STOCKHOLDERS' EQUITY
     Preferred stock, $0.01 par value,
       authorized 8,000,000 shares, none
       outstanding
     Common stock, $0.20 par value,
       authorized 50,000,000 shares,
       issued and outstanding 1,129,308
       shares - Note C                                226                226
     Additional paid in capital                     2,214              2,214
     Less: Treasury stock 3,699 shares                 (9)                (9)
     Retained earnings                                204                588
                                              ------------       ------------
                                                    2,635              3,019
                                              ------------       ------------
                                                  $ 2,739            $ 3,174
                                              ============       ============

     UNICO, INC.
     Notes To Financial Statements (Continued)
     June 30, 1997 and 1998

NOTE 18.  Old Unico (Continued)

OLD UNICO
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                               Four
                                       months ended          Year ended
                                        June 30, 98    Feb 28,98    Feb 28,97
                                       -------------   ---------    ---------
REVENUES
     Natural gas sales                      $    79      $  216      $   245
     Electrical capacity and energy               -           -          215
     Petroleum product sales                      -           -          478
     Rent and other income                       26          20           13
                                        ------------ ----------- ------------
                                                105         236          951
                                        ------------ ----------- ------------
COSTS AND EXPENSES
     Cost of sales                               55         102          677
     General and administrative                 135         318          293
     Depletion, depreciation
             and amortization                    45         132          135
     Investment loss (Note F)                   300
     Interest, net                              (19)        (28)           7
                                        ------------  ---------- -----------
                                                516         524        1,112
                                        ------------  ---------- -----------
LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                         (411)        (288)        (161)
                                        ------------  ---------- -----------
     Benefit for income taxes
      Current                                  (21)         (80)         (39)
      Deferred                                  (6)         (16)         (16)
                                        ------------  ---------- -----------
                                               (27)         (96)         (55)
                                        ------------  ---------- -----------
LOSS FROM CONTINUING OPERATIONS               (384)        (192)        (106)
                                        ------------  ---------- -----------
DISCONTINUED OPERATIONS (Note C)

Income (loss) from investment in
IC Partners, Ltd. (Less applicable
income taxes of $80, and $(264) for
1998, and 1997                                   -          265         (620)

Loss on disposal of investment in
IC Partners, Ltd. (Less applicable
income tax credit of $(14)                       -          (48)           -
                                        ------------  ----------  -----------
NET INCOME (LOSS)                          $  (384)       $  25       $ (726)
                                        ============  ==========  ===========

     UNICO, INC.
     Notes To Financial Statements (Continued)
     June 30, 1997 and 1998

NOTE 18.  Old Unico (Continued)

OLD UNICO
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A - OTHER ASSETS AND DEFERRED CHARGES

Other assets and deferred charges consist of the following:

                                              June 30,            Feb 28,
                                                 1998               1998
                                             ---------          ---------

     Cash value of life insurance contracts     $ 168              $ 168
     Utility and license deposits                   8                  8
                                             ----------         ---------
                                                $ 176              $ 176
                                             ==========         =========


NOTE B - CO-GENERATION  FACILITIES

IRC installed energy co-generation facilities at its refinery and commenced operations of the co-generation equipment in February 1986. The co-generation facilities and certain ancillary equipment had been acquired under an operating lease with the manufacturer of the equipment. In January 1993, the original lease of the co-generation facilities expired and a new operating lease was negotiated. The new lease had a term of three years with fixed monthly lease payments of $7. As of February 29, 1996, the lease had expired and continued on a month to month basis pending re-negotiation of the lease. In April 1996, Old Unico acquired the generators from the lessor for $27.

In conjunction with the operation of the co-generation facilities, IRC had entered into an agreement with a local utility company for the sale of electrical capacity and energy. The agreement was terminated in 1997. Revenues from the sale of electrical generating capacity and energy were approximately $0 for the four months ended June 30, 1998, $0 in fiscal 1998, and $215 in fiscal 1997. Rental expense under the operating lease was approximately $7 in 1997.

NOTE C - RELATED PARTY TRANSACTIONS

Old Unico was obligated under debentures payable to an officer, director and stockholder totaling $178 at February 28, 1997 and during the year ended February 28, 1998. Interest expense on the debentures was $19 in 1998 and 1997. As of February 28, 1998, the debentures, along with accrued interest of $22, were converted into 142,718 shares of Old Unico's common stock.

     UNICO, INC.
     Notes To Financial Statements (Continued)
     June 30, 1997 and 1998

NOTE 18.  Old Unico (Continued)

OLD UNICO
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

In conjunction with Old Unico's management of SCCLP's Commerce City, Colorado methanol production facilities, Old Unico received certain payments and reimbursements of payroll and related costs. All payments, with the exception of a basic monthly management fee were based on actual costs accrued by Old Unico. Management fees paid to Old Unico were $21 per month from December 1995 through August 1997. Old Unico sold it's partnership interest in SCCLP in September 1997 and no longer manages the facility.

Management fees and cost reimbursements as well as Old Unico's share of partnership income and loss allocations are included in the accompanying statements of operations for the years ended February 28, 1998 and 1997 as discontinued operations. Amounts received from SCCLP for management fees and cost reimbursements for the years ended February 28, 1998 and 1997 are as follows:
                                              1997           1998
                                         ----------   ------------

     Direct payroll and benefits             $   -        $ 1,045
     Management fees and overhead costs        240            466
                                         ----------   ------------
                                             $ 240        $ 1,511
                                         ==========   ============

In addition to payments received from SCCLP in conjunction with Old Unico's management of SCCLP, Old Unico has also received cash distributions associated with its investment in SCCLP. Old Unico received $319 in 1997 representing the estimated tax liabilities associated with taxable partnership income allocations through February 1996. During fiscal 1998 Old Unico received $179 representing estimated tax liabilities for operations through August 31, 1997 and the liquidation of IC-PL.

On November 1, 1996, IRC issued an 8%, $325 revolving line of credit to Red Hills Manufacturing, Inc. ("RHMCO") a New Mexico Corporation controlled by certain current and former officers and employees of IRC. The revolving line of credit was established to facilitate the purchase of certain woodworking equipment and to fund start-up working capital requirements of RHMCO. The revolving credit line was scheduled to terminate on December 31, 1997 but was extended until December 31, 1998. The credit line is secured by cash, accounts receivable, inventories and equipment owned by RHMCO. The balance outstanding on the revolving credit line was $84 as of June 30, 1998, and $102 as of February 28, 1998. RHMCO is currently occupying un-utilized building space owned by IRC in exchange for certain maintenance and monitoring services required by IRC.

     UNICO, INC.
     Notes To Financial Statements (Continued)
     June 30, 1997 and 1998

NOTE 18.  Old Unico (Continued)

OLD UNICO
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE D - OIL AND GAS PROPERTIES

Kansas Gas Properties: On July 1, 1988, Old Unico acquired certain natural gas producing properties from Methanol Production Corporation (MPC), a privately held Denver firm. The assets, valued at $902, included an estimated 2,850,000 Mcf, net to Old Unico's interest, of proven and developed natural gas reserves and related production equipment located in Southwestern Kansas. In exchange for the assets, Old Unico gave $180 in cash, issued 106,851 shares of its common stock, and incurred a $290 note payable to a bank.

Capitalized Costs: Capitalized costs relating to oil and gas producing activities, as of June 30 and February 28, 1998 are as follows:

                                            June 30            Feb 28
                                          ----------        ----------
     Proved gas properties                    $ 895             $ 895
     Less accumulated depletion                (553)             (541)
                                          ----------        ----------
     Net capitalized costs                    $ 342             $ 354
                                          ==========        ==========

Old Unico uses the successful efforts method of accounting for the acquisition, exploration, development and production of oil and gas properties. Costs of acquiring undeveloped oil and gas leases are capitalized. All development costs of proved properties are capitalized as incurred and all exploration costs are expensed. The capitalized costs of oil and gas wells and related equipment are amortized by the units-of-production method based on the estimated proved oil and gas reserves.

     UNICO, INC.
     Notes To Financial Statements (Continued)
     June 30, 1997 and 1998

NOTE 18.  Old Unico (Continued)

OLD UNICO
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE D - OIL AND GAS PROPERTIES (Continued)

Results of Operations: Results of operations of oil and gas producing activities, excluding overhead and interest allocations, for the four months ended June 30, 1998 and the years ended February 28, 1998 and February 28, 1997 are as follows:
                                 June 30,          Feb 28,         Feb 28,
                                    1998             1998            1997
                                 --------        ---------        --------
     Revenues
       Natural gas sales           $  79            $ 216           $ 245
                                 --------        ---------        --------
     Costs and Expenses
       Operating costs                55              103              73
       General and administrative      1                2               3
       Depletion, depreciation
              and amortization        12               35              34
                                 --------         --------        --------
                                      68              140             110
                                 --------         --------        --------

     Pre-tax income                   11               76             135
     Income tax expense                4               26              46
                                 --------         --------        --------
     Net income                     $  7             $ 50            $ 89
                                 ========         ========        ========

NOTE E - GAS RESERVE DATA AND SUPPLEMENTAL DATA (UNAUDITED)

In accordance with Statement of Financial Accounting Standards No. 69, the following unaudited information is presented with regard to Old Unico's proved gas reserves. Information for gas is presented in million cubic feet
(MMcf) except where otherwise indicated in thousand cubic feet (Mcf).

Production: Old Unico's net gas production, average sales price and production cost for the four months ended June 30, 1998 and the years ended February 28, 1998 and February 28, 1997 are as follows:

                                      June 30,         Feb 28,        Feb 28,
                                         1998            1998           1997
                                     ---------       ---------     ---------
    Net gas production (Mcf)           76,699         211,528        211,723
    Average sales price ($/Mcf)      $ 1.0298        $ 1.0218       $ 1.1556
    Average production cost ($/Mcf)  $ 0.5754        $ 0.4994       $ 0.3569

     UNICO, INC.
     Notes To Financial Statements (Continued)
     June 30, 1997 and 1998

NOTE 18.  Old Unico (Continued)

OLD UNICO
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

Reserves: On July 1, 1988 Old Unico acquired certain natural gas producing properties, (See Note D). The gas reserves are located primarily in Western Kansas and are based upon the Jerry R. Bergeson & Associates Petroleum Engineers Reserve Report dated May 10, 1991 and reserve information developed internally by Old Unico. Estimated net quantities of proved developed and proved undeveloped gas reserves as of June 30 and February 28, 1998 are:

                                        June 30        Feb 28
                                      ----------     ---------
                                          (MMcf)        (MMcf)

     Proved developed                     2,121         2,198
     Proved undeveloped                      -             -
                                      ----------     ---------
                                          2,121         2,198
                                      ==========     =========

Statement of Changes in Quantities of Proved Developed and Undeveloped Gas Reserves for the four months ended June 30, 1998 and the years ended February 28, 1998 and February 28, 1997 are as follows:

                                         June 30,     Feb 28,     Feb 28,
                                            1998        1998        1997
                                         --------     -------     -------
                                           (MMcf)      (MMcf)      (MMcf)

     Proved reserves -
          beginning of period              2,198       2,422       2,634
     Adjustment to reserves                    -         (13)          -
     Production                              (77)       (211)       (212)
                                         --------    --------    --------
     Proved reserves - end of period       2,121       2,198       2,422
                                         ========    ========    ========

     UNICO, INC.
     Notes To Financial Statements (Continued)
     June 30, 1997 and 1998

NOTE 18.  Old Unico (Continued)

OLD UNICO
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE E - GAS RESERVE DATA AND SUPPLEMENTAL DATA (UNAUDITED, Continued)

The Standardized Measure of Discounted Future Net Cash Flows relating to Proved Gas Reserves as of June 30 and February 28, 1998 are:

                                          June 30        Feb 28
                                        ----------     ---------

     Future cash inflows                $   2,184     $   2,246
     Future production costs               (1,220)       (1,098)
     Future income tax expense               (218)         (278)
                                        ----------    ----------
     Future net cash flow                     746           870
     Ten percent discount factor             (293)         (371)
                                        ----------    ----------
     Standardized measure of discounted
       future net cash flows            $     453     $     499
                                        ==========    ==========

Changes in the Standardized Measure of Discounted Future Net Cash Flows From Proved Gas Reserve Quantities for the four months ended June 30, 1998 and the years ended February 28, 1998 and February 28, 1997 are:

                                          June 30,     Feb 28,     Feb 28,
                                             1998        1998        1997
                                         ---------    --------    --------
     Standardized measure -
           beginning of period            $   499      $  759      $  353
     Adjustment to reserves                     -          (2)          -
     Sales, net of production
           costs and income taxes             (20)        (84)       (122)
     Accretion of discount
           (including changes in
           present value due to
           price changes)                     (26)       (174)        528
                                          --------     -------     -------
     Standardized measure -
            end of period                 $   453      $  499      $  759
                                          ========     =======     =======

Developed and Undeveloped Acreage: The following summarizes Old Unico's gross and net undeveloped and developed acreage at June 30 and February 28, 1998:
                                      38

     UNICO, INC.
     Notes To Financial Statements (Continued)
     June 30, 1997 and 1998

NOTE 18.  Old Unico (Continued)

OLD UNICO
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE E - GAS RESERVE DATA AND SUPPLEMENTAL DATA (UNAUDITED, Continued)

                              June 30                          February 28
                        -------------------                 -----------------
                        Gross          Net                  Gross        Net
                        -----         -----                 -----       -----
Developed Acreage
  Kansas               11,088         9,040                11,088       9,040
Undeveloped Acreage         -             -                     -           -

"Gross Acres" refers to the number of acres in which Old Unico owns a working interest. "Net Acres" refers to the sum of the fractional working interest owned by Old Unico in gross acres.

Other: Old Unico held interests, at June 30 and February 28, 1998, in the following wells, none of which are multiple completion wells:

                              June 30                          February 28
                        -------------------                 -----------------
                        Gross          Net                  Gross        Net
                        -----         -----                 -----       -----

Producing gas wells        19         15.49                    19       15.49

NOTE F - INVESTMENT IN CHATFIELD DEAN

On January 15, 1996 Old Unico executed a Letter of Intent with Chatfield Dean & Co., (Chatfield) setting out the terms of a proposed acquisition, by Old Unico, of all of the outstanding Common and Preferred stock of Chatfield. On July 20, 1996, Old Unico and Chatfield executed a definitive acquisition agreement. On February 10, 1997, Old Unico filed a Form S-4 with the Securities and Exchange Commission ("SEC") and received comments on the Form S-4 from the SEC on March 27, 1997. On May 14, 1997, the acquisition agreement was terminated by mutual agreement of the parties. There are no current plans to re-negotiate the acquisition agreement and the Form S-4 was withdrawn.

     UNICO, INC.
     Notes To Financial Statements (Continued)
     June 30, 1997 and 1998

NOTE 18.  Old Unico (Continued)

OLD UNICO
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE F - INVESTMENT IN CHATFIELD DEAN (Continued)

Investment in Chatfield: On January 13, 1996, Old Unico acquired 50,000 shares of Chatfield Series B 7% commutative preferred stock directly from Chatfield for $500. The shares have not been registered with the SEC and are therefore restricted. The shares are redeemable by Chatfield upon the occurrence of certain events for an amount equal to $10 per share, plus unpaid accumulated dividends plus a premium ranging from $1 to $5 per share depending upon the length of time the shares are outstanding. In addition to the shares acquired, Old Unico received 50,000 warrants to purchase 50,000 shares of Chatfield common stock with an exercise price of $0.01 per share. On September 12, 1997 Old Unico exercised all of the warrants and received 50,000 shares of Chatfield common stock for $1.

On March 8, 1996, Old Unico purchased 10,000 shares of Chatfield Series A 7% cumulative, convertible preferred stock directly from Chatfield for $100.
The shares have not been registered with the SEC and are therefore restricted. The shares are convertible into Chatfield common stock at any time at the option of Old Unico at the ratio of 1 share for 3.33 shares of common stock subject to certain events. The shares may be redeemed by Chatfield for the original issue price of $1 per share plus $1 per share for each year after issuance up to a maximum of $15 per share. During the fiscal year ended February 28, 1997, Old Unico received $2 in dividends on this investment. No dividends were received during the four months ended June 30, 1998 or the fiscal year ended February 28, 1998.

Both the 50,000 shares of Series B and the 10,000 shares of Series A preferred stock were, under the now terminated acquisition agreement, to be sold to a third party prior to closing of the acquisition. In the absence of the agreement, Old Unico, through the assistance of Chatfield, intends to seek a buyer for or other disposition of the shares. As the shares are not publicly traded and there is currently no apparent market for the shares, the liquidity of this investment is questionable. On June 30, 1998 management recorded a $300 valuation allowance to reduce this investment to estimated net realizable value.

NOTE G - COMMITMENTS AND CONTINGENCIES

Reservation of Common Stock: At February 28, 1998, Old Unico had 11,125 shares of common stock reserved for issuance under stock purchase warrants outstanding. Holders of convertible debentures were issued warrants to purchase common stock at $5.00 per share that expired on September 17, 1990.

     UNICO, INC.
     Notes To Financial Statements (Continued)
     June 30, 1997 and 1998

NOTE 18.  Old Unico (Continued)

OLD UNICO
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE G - COMMITMENTS AND CONTINGENCIES (Continued)

In consideration to those holders that agreed to extend the maturity date of debentures held by them, Old Unico extended the expiration date on the associated warrants to purchase 11,125 shares of common stock, until September 17, 1997. In conjunction with the conversion of the debentures on February 28, 1998, Old Unico agreed to reduce the exercise price on the warrants to $1.40 per share and extend the expiration date to December 31, 1999.

Guarantee of Debt of Others: In January 1994, Old Unico agreed to provide credit support to Consolidated Oil and Transportation, Inc. ("COTI") in the form of guarantees of commercial credit and stand-by letters of credit. COTI is a marketer and transporter of heavy fuel oils and asphalt. The agreement between the parties provided for Old Unico to obtain a collateral position in COTI, subordinated to commercial lenders to COTI. In exchange for credit support provided to COTI, Old Unico received a commission of 8.75% of the gross profits of COTI. Old Unico does not have an ownership interest in COTI. The Agreement expired on December 31, 1995 and has not been renewed. However, Old Unico continues to be the guarantor on one account. As of the date of this report, commitments to creditors of COTI are $1,296 under a railcar lease agreement. The railcar lease guarantee relates to a 5-year lease of 100 railcars and the limit of the guarantee is reduced by $648 annually as long as COTI is not in default under the terms of the lease. Old Unico believes that COTI has sufficient working capital to satisfy its outstanding obligations secured by the guarantee.

Environmental Matters: Old Unico has been involved in the manufacture, storage, and sale of petroleum products since 1979, which exposes Old Unico to potential claims for environmental remediation costs, if any, of sites previously operated by Old Unico. Old Unico is not aware of any claims pending for such sites.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 24, 1998, the Company's Board of Directors voted to engage Weinbaum & Yalamanchi of Los Angeles, California, to act as the Company's independent certified public accountants. In view of the stock transaction dated June 30, 1998 which in effect represented a change in control of the Company, its management determined it best to conform its accountants to its own accountants with whom it has an ongoing relationship. As a result, the Company dismissed and replaced Atkinson & Co. Ltd., the former independent certified public accountant.
                                      41

The former accountant's reports for the Company's last two fiscal years did not contain any adverse opinion, nor disclaimer of opinion, nor were any such reports modified as to uncertainty, audit scope or accounting principles. There were no disagreements between the Company and the former accountants with regard to any matters which would have caused such accountants to make reference to the subject matter thereof with their report.

The former accountants did not advise the Company regarding any of the following: the inadequacy of internal controls, the unreliability of management representations, the need to expand the scope of audits, the fairness or reliability of previous audits. The Company, nor anyone on its behalf, consulted Weinbaum & Yalamanchi regarding its views on the application of accounting principles to a specified transaction before it was retained.


                                   PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The directors and executive officers of the Company, their ages and positions held in the Company are as follows:
                                                                   Held
       Name            Age                     Position           Since
------------------    ----               ----------------------  -------

John S. Hwang(1)        37                President and            1998
45541 Claret Court                        Director
Fremont, CA 94539

William N. Hagler       66                President                1998
603 Merino Kraal                                Intermountain
Farmington, NM 87401                            Refining Co., Inc.

Henry Tang(2)           49                Vice President,          1998
2900 Pierce Street                              Finance & Operations
San Francisco, CA 94123                   Secretary

Rick L. Hurt            45                Controller & Treasurer   1998
5701 Tee Drive                                  Intermountain
Farmington, NM 87401                            Refining Co., Inc.

Wing Po Szeto           48                Vice President           1998
801 Franklin Street #414                        Sales, and
Oakland, CA 94607                         Director

Rodger Sykes(1)(3)      42                Director                 1998
1113 Foxhunt Way
San Jose, CA 95120

                                                                   Held
       Name            Age                     Position           Since
------------------    ----               ----------------------  -------
Augustine Fung(1)(3)    35                Director                 1998
Hilder Centre
2 Sung Ping Street
Hunghom, Kowloon
Hong Kong

-----------
(1)  Member of Audit Committee
(2) Appointed officer and Secretary on September 24, 1998
(3) Outside Director

The business backgrounds of the Directors and Officers of the Company follow:

John Hwang was employed by Samsung America Inc. as a manager and Vice President of Sales and Marketing for computer and monitor products from 1984 to 1991. He was responsible for building brand name recognition for the Samsung's monitors and computers in the United States. During his tenure, Samsung achieved brand recognition and had annual sales of over $100 million in monitors and $120 million in computers. Mr. Hwang was also responsible for the successful introduction of the Samtron brand in the U.S. achieving first-year sales of over $100 million. Mr. Hwang served as Vice President of Sales and Marketing for Relialogic Technology Corporation (RTC). He was responsible for establishing the Relialogic brand of computer peripherals. Mr. Hwang also served as the Vice President of Sales and Marketing of Builders Warehouse Association, Inc., as a result of its acquisition with RTC. He was appointed the executive-in-charge of the Commercial and International Sales divisions after Builders merged with Osicom Technologies, Inc., and was instrumental in establishing distribution channels around the world.

William N. Hagler received a B.S. degree in Industrial Engineering from North Carolina State University in 1955. From 1955 to 1968, he was employed by Esso Standard Oil, Cities Service Oil Co. and Riffe Petroleum Co. in various phases of the petroleum refining and marketing industry. In July of 1968, he became assistant to the president and later vice president of Plateau, Inc., of Farmington, New Mexico, a regional refining and marketing firm. His responsibilities have included refinery management, marketing, corporate development, economics and planning, crude oil supply, negotiation and administration of processing arrangements, labor relations, coordination of refinery acquisition and expansion programs, and relations with state and federal regulatory bodies. In 1979 Mr. Hagler organized the Company and has served as its president and as a director until June, 1998. Mr. Hagler is Chairman, President and CEO of the Company's subsidiary, Intermountain Refining Co., Inc. (IRC). He is a director of Saba Petroleum Company (AMEX:
SAB) and Petrominerals Corporation (Nasdaq:PTRO).

Henry Tang received an A.B. degree in Economics and Political Science from the University of California at Berkeley in 1972 and a MBA in finance from the Stern School of Business at New York University in 1982. From 1972 to 1980, he worked in urban planning, with a specialty in transportation planning, working both in Brazil and the U.S. In 1982, he worked for General Mills, Inc. on the staff of the CFO, developing and implementing a new management information system for five subsidiary companies in Europe. From 1984 to 1991, he worked for Citibank in both treasury management consulting and in capital markets, where he originated auction preferred stock. From 1991 to 1996, he then advised companies on operational and strategic issues such as Levi Strauss & Co. and McKesson & Co. He was the CFO of a startup managed health care company, Preferred Health Care of California. From 1996 to 1998, Mr. Tang was a senior strategic planner for Visa International. He joined the Company in August of 1998 and was appointed Secretary of the corporation on September 24, 1998.

Rick L. Hurt received a BBA degree in Accounting from the University of New Mexico in 1979. From 1979 to 1982, he was employed as a staff accountant and later as a senior accountant by the accounting firm of Fox & Company in its Albuquerque, New Mexico, offices. From 1982 until March of 1985 he was employed as chief accountant for the law firm of Davis and Davis in Austin, Texas. Mr. Hurt is certified as a public accountant in the states of New Mexico and Texas. Mr. Hurt joined the Company as Assistant Controller in March of 1985, and became its Controller, Secretary, Treasurer, and a Director on May 20, 1985. Mr. Hurt resigned as a Director in 1998.

Mr. Wing Po Szeto received an engineering degree from the Kong Man Professional Engineering Academy in Kong Man, China in 1969. In 1996, he joined Paradise as Vice President, Sales and Marketing, where he and his staff is responsible for the purchasing and sales memory and CPU chips. Prior to Paradise, Mr. Szeto was a sales representative for Comptech Resources (USA), Inc. where he established and developed new customer relations. Prior to Comptech, he was the Managing Director for Coover International (H.K.) in Hong Kong where he opened new markets for the company's products and ran day-to-day operations of the company. He started several new companies in China and ran them. Mr. Szeto managed a staff of over 100 employees.

Dr. Rodger W. Sykes received his EE Bachelors degree and Device Physics Ph.D. from Durham Univeristy. He joined Texas Instruments Ltd. (T.I.) in the U.K. initially in an engineering role, moving on to engineering management, marketing and later business general management. During his years with T.I. he spent time in various parts of Europe and Asia. Born and educated in the U.K., Dr. Sykes moved to the U.S. in 1990. He is currently Marketing and Business Development Director for the Windows Systems IC business unit of Philips Semiconductors in Mountain View, California. He moved to Philips

Semiconductors in 1994 initially as Strategic Product Marketing Director for the standard IC division, and later as General Manager of the Paradise Multimedia business unit. Prior to joining Philips, Dr. Sykes was worldwide ASIC business manager at T.I. in Dallas, Texas. With a total of over seventeen years experience in the semiconductor industry, he has broad expertise in integrated circuit design, manufacturing, operations, applications, marketing and general business management. Dr. Sykes was appointed to Unico's board of directors in 1998.

Mr. Augustine Fung is a Director of Icon Systems, Ltd. where he is responsible for developing and manufacturing point of sale terminals. Mr. Fung also markets terminals to China, Taiwan and Hong Kong. Prior to Icon, he was a director of Spectra Systems, Ltd., marketing to China. Mr. Fung received his Honour Diploma in Marketing from Lingnan College, Hong Kong, in 1985.

There are no family relationships between and among the officers and directors of the Company. All officers and directors conform to the requirements made by Regulation S-K under Item 401.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the remuneration paid by the Company for the three most recent fiscal years ending June 30, 1998.

Name and                            Annual Compensation
Principal              ---------------------------------------------
Position                Year         Salary       Bonus        Other
---------              -----      ---------      ------       ------
John Hwang              1998              0          $0           $0(1)
President               1997              0           0            0(1)
                        1996              0           0            0(1)

William Hagler          1998        101,163           0            0
President               1997         99,827           0            0
IRC                     1996         96,740           0        1,441(2)

---------
(1) Mr. Hwang joined the Company as President on July 1, 1998.
(2) Includes discretionary employer 401(k) contributions totaling $2,222 for all officers including $1,441 for Mr. Hagler during 1996. There were no 401(k) contributions during 1997 and 1998.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial owners of more than 5% of the outstanding common stock of the Registrant are as follows:

Name and Address                   Amount and                     Percentage
      of                            Nature of                         of
Beneficial Owner              Beneficial Ownership               Ownership(1)
-----------------             --------------------               ------------

William N. Hagler             560,397 shares common                   7.43%
603 Merino Kraal              of record and beneficially
Farmington, NM 87401

John Hwang                    827,500 shares common                  10.98%
45541 Claret Court            710 shares preferred
Fremont CA 94539              of record and beneficially

Kelvin Li                     697,500 shares common                   9.25%
1803 Napa Court               710 shares preferred
Fremont, CA 94539             of record and beneficially

Maurer Trust & Carol Maurer(3)1,065,240 shares common                14.13%
264 S. La Cienega Blvd.       710 shares preferred
Beverly Hills, CA 90221       of record and beneficially

Ike Suri                      1,375,119 shares common                18.24%
1601 N. Sepulveda Blvd.       710 shares preferred
Suite 243                     of record and beneficially(2)
Manhattan Beach, CA 90266

(1) Percentage of ownership based on voting rights associated with 7,539,418 (excluding 3,699 held by Registrant for resale) common shares and 5,474 Series A Preferred shares issued and outstanding.

(2) Holdings attributed to Mr. Suri consist of shares issued to two Companies of which Mr. Suri is the owner or holds a controlling interest, and to him. Shares issued to the two entities include 697,500 common shares and 710 Series A Preferred shares to Corinthian Partners, and 547,619 common shares to Azemuth, Inc. Both companies report the same address as that shown for Mr. Suri. 130,000 common shares were issued to Mr. Suri personally in accordance to a consulting contract.

(3) Ms. Carol Maurer is the trustee of the Maurer Trust.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 9, 1997, Relialogic Technology Corporation advanced Paradise $50,000 which Paradise repaid on June 18, 1997. During the nine months ended June 30, 1997, Paradise sold $393,000 in products to RTC and purchased $323,000 in products from Luna International, Inc.

In conjunction with the Paradise acquisition, the Company assumed a $100,000 note by John Hwang to Osicom. On March 30, 1998 certain stockholders contributed $40,000 to the Company's capital.

In November 1997, Luna International, Inc. contributed $100,000 to the Company's capital.

In November 1997, Starlicon Group Inc. assumed $588,000 of the Company's debt to Osicom. The Company recorded this as a contribution to capital.

In September 1997, the Company issued and registered 390,000 shares for payment of consulting services. 130,000 shares were paid to Mr. John Hwang, President of the Company. 130,000 shares were paid to Mr. Ike Suri, a major shareholder.

On November 1, 1996, IRC issued an 8%, $325 revolving line of credit to Red Hills Manufacturing, Inc. ("RHMCO") a New Mexico Corporation controlled by certain current and former officers and employees of IRC. The revolving line of credit was established to facilitate the purchase of certain woodworking equipment and to fund start-up working capital requirements of RHMCO. The revolving credit line was scheduled to terminate on December 31, 1997 but was extended until December 31, 1998. The credit line is secured by cash, accounts receivable, inventories and equipment owned by RHMCO. The balance outstanding on the revolving credit line was $84 as of June 30, 1998, and $102 as of February 28, 1998. RHMCO is currently occupying un-utilized building space owned by IRC in exchange for certain maintenance and monitoring services required by IRC.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

Exhibit
-------
2.1 Stock Purchase Agreement dated November 30, 1997, filed on July 14, 1998 on Form 8-K.
2.2 Novation Agreement dated June 26, 1998, filed on July 14, 1998 on
    Form 8-K.
3.0 Articles of Incorporation and bylaws are incorporated by reference to the Company's registration statement on Form 10 filed September 9, 1986 and amendments thereto filed on July 29, 1994 on Form 8-K.
4.1 Instruments defining the rights of security holders including Indentures are incorporated by reference to the Company's registration statement on Form 10 filed September 9, 1986.
4.2 Instrument defining rights of holders of Series A preferred stock.
4.3 Warrant issued to William N. Hagler
4.4 Warrant issued to Rick L. Hurt

-------

10.1 401(k) profit sharing plan adopted effective March 1, 1993 for employees of IRC is incorporated by reference to the Company's Form 10-K filed for the year ended February 28, 1995.
10.2 Other IRC material contracts are incorporated by reference to the Company's Form 8-K filed on June 13, 1990.
10.3 Lease for premises at 2925 Bayview Drive, Fremont, CA (P)
10.4 Lease for telephone equipment (P)
10.5 Contract with Silicon Valley Bank (P)
10.6 Service contracts are incorporated by reference to Form S-8 filed on September 14, 1998.
11.0 Statement regarding computation of per share earnings in Form 10-K filed on June 15, 1998.
13.1 Form 10-K filed on June 15, 1998 incorporated by reference
13.2 Form 10-Q filed on July 15, 1998 incorporated by reference
16.0 Form 8-K filed August 27, 1998 incorporated by reference
21.0 (a) Intermountain Refining Co., Inc. incorporated under the laws of the State of New Mexico in 1984.
     (b) Paradise Innovations, Inc. incorporated under the laws of the State of California on October 3, 1996
23.0 Consent from Weinbaum & Yalamanchi, the Company's independent accountants in the form of their report dated September 9, 1998 in
     Item 7 of this Form 10-KSB
27.0 Financial data schedule pursuant to Item 601(c) of Regulation S-B in
     Item 7 of this Form 10-KSB

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                Unico, Inc.
            ---------------------------------------------------------------

By (Signature and Title)    /s/ John Hwang
                        ---------------------------------------------------
                            John Hwang
                            President and Chief Executive Officer


Date                        October 15, 1998
    -----------------------------------------------------------------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By (Signature and Title)    /s/ John Hwang
                        ---------------------------------------------------
                            John Hwang
                            President

By (Signature and Title)    /s/ Henry Tang
                        ---------------------------------------------------
                            Henry Tang
                            Vice President-Finance & Operations, & Secretary

By (Signature and Title)    /s/ Rodger Sykes
                        ---------------------------------------------------
                            Rodger Sykes
                            Director and Member of Audit Committee

By (Signature and Title)    /s/ Augustine Fung
                        ---------------------------------------------------
                            Augustine Fung
                            Director and Member of Audit Committee

  Supplemental Information to be Furnished With Reports Filed Pursuant to
        Section 15(d) of the Exchange Act By Non-reporting Issuers


(a) Except to the extent that the materials enumerated in (1) and/or (2) below are specifically incorporated into this Form by reference (in which case, see rule 12b-23(b)), every issuer which files an annual report on this Form under Section 15(d) of the Exchange Act shall furnish the Commission for its information, at the time of filing its report on this Form, four copies of the following:

(1) Any annual report to security holders covering the Registrant's last fiscal year; and
(2) Every proxy statement, form of proxy or other proxy soliciting material sent to more than ten of the Registrant's security holders with respect to any annual or other meeting of security holders.

(b) The Commission will not consider the material to be "filed" or subject to the liabilities of Section 18 of the Exchange Act, except if the issuer specifically incorporates it in its annual report on this Form by reference.

(c) If no such annual report or proxy material has been sent to security holders, a statement to that effect shall be included under this caption. If such report or proxy material is to be furnished to security holders subsequent to the filing of the annual report on this Form, the Registrant shall so state under this caption and shall furnish copies of such material to the Commission when it is sent to security holders.

    Copies of the Annual Report and the Proxy Statement will be furnished to security holders subsequent to the filing of this Form. The Registrant will furnish such material to the Commission when it is sent to security holders.