Form 10-K/A
period 1998-06-30
UNICO INC /NM/
filed 1998-10-23
CIK 766794

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                             FORM 10-KSB/A

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

                 (ISSUERS INVOLVED IN BANKRUPTCY)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes    N