Form 10-K/A
period 1998-06-30
UNICO INC /NM/
filed 1998-11-03
CIK 766794

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

----------
(1) pursuant to Section 13 or 15(d) of the Securities Act of 1934


Transitional Small Business Disclosure Format (check one):
Yes        No  X
   ------    ------

INDEX
TO REPORT ON FORM 10-KSB/A
UNICO, INC.


Item in Form 10-KSB                                                Page



Item 13.  Exhibits and reports on Form 8-K                            v

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

Exhibit
-------
10.3 Lease for premises at 2925 Bayview Drive, Fremont, CA
10.4 Lease for telephone equipment
10.5 Contract with Silicon Valley Bank

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

(Registrant)                Unico, Inc.
            ---------------------------------------------------------------

By (Signature and Title)    /s/ John Hwang
                        ---------------------------------------------------
                            John Hwang
                            President


Date                        October 22
, 1998
    -----------------------------------------------------------------------


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

Exhibit 10.3 - Lease for premises at 2925 Bayview Drive, Fremont, CA

BASIC LEASE INFORMATION
INDUSTRIAL NET


LEASE DATE:                     July 9, 1998
(same as date in first paragraph of Lease)
TENANT:                         Unico, Inc. a New Mexico corporation
TENANT'S NOTICE ADDRESS:        2925 Bayview Drive, Fremont, California 94538
TENANT'S BILLING ADDRESS:       2925 Bayview Drive, Fremont, California 94538
TENANT CONTACT:                 John Hwang
PHONE NUMBER:                   (510) 445-3900
FAX NUMBER:                     (510) 770-3994
LANDLORD:                       Spieker Properties, L.P.,
                                a California limited partnership
LANDLORD'S NOTICE ADDRESS:      2180 Sand Hill Road, Suite 100,
                                Menlo Park, CA 94025
LANDLORD'S REMITTANCE ADDRESS:  P.O. Box 45587, Department 10371,
                                San Francisco, CA 94145-0587
Project Description:
That 103,920 square foot business park located on the corner of Fremont Boulevard and Bayview Drive in Fremont, California and commonly known as Bayview Business Center. The Project is outlined in Green on Exhibit B.

Building Description:
That approximately 56,888 square foot building located in Bayview Business Center, designated as Building Two, at 2900 Bayview Drive in Fremont, California. The Building is outlined in Blue on Exhibit B.

Premises:
Approximately 8,163 rentable square feet located in Building Two at 2925 Bayview Drive, Fremont, California. The Premises are outlined in Red on Exhibit B.

Permitted Use:
The Premises shall be used for warehousing and distribution of computer hardware and multimedia products and general office complying with the codes and regulations of the City of Fremont.

Parking Density:                  20
Scheduled Term Commencement Date: August 1, 1998
Scheduled Length of Term:         Sixty (60) Months
Scheduled Term Expiration Date:   July 31, 2003
Rent:
   Base Rent:                     $10,204.00 per month
                                  (subject to adjustment as provided
                                  in Paragraph 38.A. hereof)
   Estimated First Year Operating Expenses:
                                  $1714.00 per month
Security Deposit:                 $13,000.00
Tenant's Proportionate Share:
   Of Building:                   14.35%
   Of Project:                    7.86%

The foregoing Basic Lease Information is incorporated into and made a part of this Lease. Each reference in this Lease to any of the Basic Lease Information shall mean the respective information above and shall be construed to incorporate all of the terms provided under the particular Lease paragraph pertaining to such information. In the event of any conflict between the Basic Lease Information and the Lease, the latter shall control.

LANDLORD                              TENANT
Spieker Properties, L.P.,             Unico, Inc.
a California limited partnership      a New Mexico corporation


By:  Spieker Properties, Inc.,        By:  /s/ John Hwang
      a Maryland corporation,         Its: President
      its general partner

By:  /s/ Joe Russell
Its: Regional Senior Vice President

TABLE OF CONTENTS

                                                       Page
   Basic Lease Information                               1
   Table of Contents                                     2
1. Premises                                              4
2. Possession and Lease Commencement                     4
3. Term                                                  4
4. Use                                                   4
5. Rules and Regulations                                 5
6. Rent                                                  5
7. Operating Expenses                                    5
8. Insurance and Indemnification                         7
9. Waiver of Subrogation                                 8
10. Landlord's Repairs and Maintenance                   8
11. Tenant's Repairs and Maintenance                     9
12. Alterations                                          9
13. Signs                                                9
14. Inspection/Posting Notices                          10
15. Services and Utilities                              10
16. Subordination                                       11
17. Financial Statements                                11
18. Estoppel Certificate                                11
19. Security Deposit                                    11
20. Limitation of Tenant's Remedies                     11
21. Assignment and Subletting                           11
22. Authority of Tenant                                 12
23. Condemnation                                        12
24. Casualty Damage                                     13
25. Holding Over                                        13
26. Default                                             13
27. Liens                                               15
28. Substitution                                        15
29. Transfers by Landlord                               15
30. Right of Landlord to Perform Tenant's Covenants     15
31. Waiver                                              15
32. Notices                                             15
33. Attorney's Fees                                     16
34. Successors and Assigns                              16
35. Force Majeure                                       16
36. Surrender of Premises                               16
37. Miscellaneous                                       16
38. Additional Provisions                               17
39. Jury Trial Waiver                                   18
    Signatures                                          18


Exhibits:
    Exhibit A     Rules and Regulations
    Exhibit B     Site Plan, Property Description
    Additional Exhibits as Required

LEASE
THIS LEASE is made as of the 9th day of July, 1998, by and between Spieker Properties, L.P., a California limited partnership (hereinafter called "Landlord"), and Unico Inc., a New Mexico corporation (hereinafter called "Tenant").
1. PREMISES
 Landlord leases to Tenant and Tenant leases from Landlord, upon the terms and conditions hereinafter set forth, those premises (the "Premises") outlined in red on Exhibit B and described in the Basic Lease Information. The Premises shall be all or part of a building (the "Building") and of a project (the "Project"), which may consist of more than one building and additional facilities, as described in the Basic Lease Information. The Building and project are outlined in blue and green respectively on Exhibit B. Landlord and Tenant acknowledge that physical changes may occur from time to time in the Premises, Building or Project, and that the number of buildings and additional facilities which constitute the Project may change from time to time, which may result in an adjustment in Tenant's Proportionate Share, as defined in the Basic Lease Information, as provided in Paragraph 7.A.
2. POSSESSION AND LEASE COMMENCEMENT
A. Existing Improvements. If this Lease pertains to a Premises in which the interior improvements have already been constructed ("Existing Improvements"), the provisions of this Paragraph 2.A. shall apply and the term commencement date ("Term Commencement Date") shall be the earlier of the date on which: (1) Tenant takes possession of some or all of the Premises; or (2) Landlord notifies Tenant that Tenant may occupy the Premises. If for any reason Landlord cannot deliver possession of the Premises to Tenant on the scheduled Term Commencement Date, Landlord shall not be subject to any liability therefor, nor shall Landlord be in default hereunder nor shall such failure affect the validity of this Lease, and Tenant agrees to accept possession of the Premises at such time as Landlord is able to deliver the same, which date shall then be deemed the Term Commencement Date. Tenant shall not be liable for any Rent (defined below) for any period prior to the Term Commencement Date. Tenant acknowledges that Tenant has inspected and accepts the Premises in their present condition, broom clean, "as is," and as suitable for, the Permitted Use (as defined below), and for Tenant's intended operations in the Premises. Tenant agrees that the Premises and other improvements are in good and satisfactory condition as of when possession was taken. Tenant further acknowledges that no representations as to the condition or repair of the Premises nor promises to alter, remodel or improve the Premises have been made by Landlord or any agents of Landlord unless such are expressly set forth in this Lease. Upon Landlord's request, Tenant shall promptly execute and return to Landlord a "Start-Up Letter" in which Tenant shall agree, among other things, to acceptance of the Premises and to the determination of the Term Commencement Date, in accordance with the terms of this Lease, but Tenant's failure or refusal to do so shall not negate Tenant's acceptance of the Premises or affect determination of the Term Commencement Date.
B. Construction of Improvements. If this Lease pertains to a Building to be constructed or improvements to be constructed within a Building, the provisions of this Paragraph 2.B. shall apply in lieu of the provisions of Paragraph 2.A. above and the term commencement date ("Term Commencement Date") shall be the earlier of the date on which: (1) Tenant takes possession of some or all of the Premises; or (2) the improvements to be constructed or performed in the Premises by Landlord (if any) shall have been substantially completed in accordance with the plans and specifications, if any, described on Exhibit C and Tenant's taking of possession of the Premises or any part thereof shall constitute Tenant's confirmation of substantial completion for all purposes hereof, whether or not substantial completion of the Building or Project shall have occurred. If for any reason Landlord cannot deliver possession of the Premises to Tenant on the scheduled Term Commencement Date, Landlord shall not be subject to any liability therefor, nor shall Landlord be in default hereunder nor shall such failure affect the validity of this Lease, and Tenant agrees to accept possession of the Premises at such time as such improvements have been substantially completed, which date shall then be deemed the Term Commencement Date. Tenant shall not be liable for any Rent for any period prior to the Term Commencement Date (but without affecting any obligations of Tenant under any improvement agreement appended to this Lease). In the event of any dispute as to substantial completion of work performed or required to be performed by Landlord, the certificate of Landlord's architect or general contractor shall be conclusive. Substantial completion shall have occurred notwithstanding Tenant's submission of a punchlist to Landlord, which Tenant shall submit, if at all, within three (3) business days after the Term Commencement Date or otherwise in accordance with any improvement agreement appended to this Lease. Upon Landlord's request, Tenant shall promptly execute and return to Landlord a "Start-Up Letter" in which Tenant shall agree, among other things, to acceptance of the Premises and to the determination of the Term Commencement Date, in accordance with the terms of this Lease, but Tenant's failure or refusal to do so shall not negate Tenant's acceptance of the Premises or affect determination of the Term Commencement Date.
3. TERM
 The term of this Lease (the "Term") shall commence on the Term Commencement Date and continue in full force and effect for the number of months specified as the Length of Term in the Basic Lease Information or until this Lease is terminated as otherwise provided herein. If the Term Commencement Date is a date other than the first day of the calendar month, the Term shall be the number of months of the Length of Term in addition to the remainder of the calendar month following the Term Commencement Date.
4. USE
A. General. Tenant shall use the Premises for the permitted use specified in the Basic Lease Information ("Permitted Use") and for no other use or purpose. Tenant shall control Tenant's employees, agents, customers, visitors, invitees, licensees, contractors, assignees and subtenants (collectively, "Tenant's Parties") in such a manner that Tenant and Tenant's Parties cumulatively do not exceed the parking density specified in the Basic Lease Information (the "Parking Density") at any time. So long as Tenant is occupying the Premises, Tenant and Tenant's Parties shall have the nonexclusive right to use, in common with other parties occupying the Building or Project, the parking areas, driveways and other common areas of the Building and Project, subject to the terms of this Lease and such rules and regulations as Landlord may from time to time prescribe. Landlord reserves the right, without notice or liability to Tenant, and without the same constituting an actual or constructive eviction, to alter or modify the common areas from time to time, including the location and configuration thereof, and the amenities and facilities which Landlord may determine to provide from time to time.
B. Limitations. Tenant shall not permit any odors, smoke, dust, gas, substances, noise or vibrations to emanate from the Premises or from any portion of the common areas as a result of Tenant's or any Tenant's Party's use thereof, nor take any action which would constitute a nuisance or would disturb, obstruct or endanger any other tenants or occupants of the Building or Project or elsewhere, or interfere with their use of their respective premises or common areas. Storage outside the Premises of materials, vehicles or any other items is prohibited. Tenant shall not use or allow the Premises to be used for any immoral, improper or unlawful purpose, nor shall Tenant cause or maintain or permit any nuisance in, on or about the Premises. Tenant shall not commit or suffer the commission of any waste in, on or about the Premises. Tenant shall not allow any sale by auction upon the Premises, or place any loads upon the floors, walls or ceilings which could endanger the structure, or place any harmful substances in the drainage system of the Building or Project. No waste, materials or refuse shall be dumped upon or permitted to remain outside the Premises except in trash containers placed inside exterior enclosures designated for that purpose by Landlord. Landlord shall not be responsible to Tenant for the non-compliance by any other tenant or occupant of the Building or Project with any of the above-referenced rules or any other terms or provisions of such tenant's or occupant's lease or other contract.
C. Compliance with Regulations. By entering the Premises, Tenant accepts the Premises in the condition existing as of the date of such entry. Tenant shall at its sole cost and expense strictly comply with all existing or future applicable municipal, state and federal and other governmental statutes, rules, requirements, regulations, laws and ordinances, including zoning ordinances and regulations, and covenants, easements and restrictions of record governing and relating to the use, occupancy or possession of the Premises, to Tenant's use of the common areas, or to the use, storage, generation or disposal of Hazardous Materials (hereinafter defined) (collectively "Regulations"). Tenant shall at its sole cost and expense obtain any and all licenses or permits necessary for Tenant's use of the Premises. Tenant shall at its sole cost and expense promptly comply with the requirements of any board of fire underwriters or other similar body now or hereafter constituted. Tenant shall not do or permit anything to be done in, on, under or about the Project or bring or keep anything which will in any way increase the rate of any insurance upon the Premises, Building or Project or upon any contents therein or cause a cancellation of said insurance or otherwise affect said insurance in any manner. Tenant shall indemnify, defend (by counsel reasonably acceptable to Landlord), protect and hold Landlord harmless from and against any loss, cost, expense, damage, attorneys' fees or liability arising out of the failure of Tenant to comply with any Regulation. Tenant's obligations pursuant to the foregoing indemnity shall survive the expiration or earlier termination of this Lease.
D. Hazardous Materials. As used in this Lease, "Hazardous Materials" shall include, but not be limited to, hazardous, toxic and radioactive materials and those substances defined as "hazardous substances," "hazardous materials," "hazardous wastes," "toxic substances," or other similar designations in any Regulation. Tenant shall not cause, or allow any of Tenant's Parties to cause, any Hazardous Materials to be handled, used, generated, stored, released or disposed of in, on, under or about the Premises, the Building or the Project or surrounding land or environment in violation of any Regulations. Tenant must obtain Landlord's written consent prior to the introduction of any Hazardous Materials onto the Project. Notwithstanding the foregoing, Tenant may handle, store, use and dispose of products containing small quantities of Hazardous Materials for "general office purposes" (such as toner for copiers) to the extent customary and necessary for the Permitted Use of the Premises; provided that Tenant shall always handle, store, use, and dispose of any such Hazardous Materials in a safe and lawful manner and never allow such Hazardous Materials to contaminate the Premises, Building, or Project or surrounding land or environment. Tenant shall immediately notify Landlord in writing of any Hazardous Materials' contamination of any portion of the Project of which Tenant becomes aware, whether or not caused by Tenant. Landlord shall have the right at all reasonable times to inspect the Premises and to conduct tests and investigations to determine whether Tenant is in compliance with the foregoing provisions, the costs of all such inspections, tests and investigations to be borne by Tenant. Tenant shall indemnify, defend (by counsel reasonably acceptable to Landlord), protect and hold Landlord harmless from and against any and all claims, liabilities, losses, costs, loss of rents, liens, damages, injuries or expenses (including attorneys' and consultants' fees and court costs), demands, causes of action, or judgments directly or indirectly arising out of or related to the use, generation, storage, release, or disposal of Hazardous Materials by Tenant or any of Tenant's Parties in, on, under or about the Premises, the Building or the Project or surrounding land or environment, which indemnity shall include, without limitation, damages for personal or bodily injury, property damage, damage to the environment or natural resources occurring on or off the Premises, losses attributable to diminution in value or adverse effects on marketability, the cost of any investigation, monitoring, government oversight, repair, removal, remediation, restoration, abatement, and disposal, and the preparation of any closure or other required plans, whether such action is required or necessary prior to or following the expiration or earlier termination of this Lease. Neither the consent by Landlord to the use, generation, storage, release or disposal of Hazardous Materials nor the strict compliance by Tenant with all laws pertaining to Hazardous Materials shall excuse Tenant from Tenant's obligation of indemnification pursuant to this Paragraph 4.D. Tenant's obligations pursuant to the foregoing indemnity shall survive the expiration or earlier termination of this Lease.
5. RULES AND REGULATIONS
 Tenant shall faithfully observe and comply with the building rules and regulations attached hereto as Exhibit A and any other rules and regulations and any modifications or additions thereto which Landlord may from time to time prescribe in writing for the purpose of maintaining the proper care, cleanliness, safety, traffic flow and general order of the Premises or the Building or Project. Tenant shall cause Tenant's Parties to comply with such rules and regulations. Landlord shall not be responsible to Tenant for the non-compliance by any other tenant or occupant of the Building or Project with any of such rules and regulations, any other tenant's or occupant's lease or any Regulations.
6. RENT
A. Base Rent. Tenant shall pay to Landlord and Landlord shall receive, without notice or demand throughout the Term, Base Rent as specified in the Basic Lease Information, payable in monthly installments in advance on or before the first day of each calendar month, in lawful money of the United States, without deduction or offset whatsoever, at the Remittance Address specified in the Basic Lease Information or to such other place as Landlord may from time to time designate in writing. Base Rent for the first full month of the Term shall be paid by Tenant upon Tenant's execution of this Lease. If the obligation for payment of Base Rent commences on a day other than the first day of a month, then Base Rent shall be prorated and the prorated installment shall be paid on the first day of the calendar month next succeeding the Term Commencement Date. The Base Rent payable by Tenant hereunder is subject to adjustment as provided elsewhere in this Lease, as applicable. As used herein, the term "Base Rent" shall mean the Base Rent specified in the Basic Lease Information as it may be so adjusted from time to time.

B. Additional Rent. All monies other than Base Rent required to be paid by Tenant hereunder, including, but not limited to, Tenant's Proportionate Share of Operating Expenses, as specified in Paragraph 7 of this Lease, charges to be paid by Tenant under Paragraph 15, the interest and late charge described in Paragraphs 26.C. and D., and any monies spent by Landlord pursuant to Paragraph 30, shall be considered additional rent ("Additional Rent"). "Rent" shall mean Base Rent and Additional Rent.
7. OPERATING EXPENSES
A. Operating Expenses. In addition to the Base Rent required to be paid hereunder, Tenant shall pay as Additional Rent, Tenant's Proportionate Share of the Building and/or Project (as applicable), as defined in the Basic Lease Information, of Operating Expenses (defined below) in the manner set forth below. Tenant shall pay the applicable Tenant's Proportionate Share of each such Operating Expenses. Landlord and Tenant acknowledge that if the number of buildings which constitute the Project increases or decreases, or if physical changes are made to the Premises, Building or Project or the configuration of any thereof, Landlord may at its discretion reasonably adjust Tenant's Proportionate Share of the Building or Project to reflect the change.

Landlord's determination of Tenant's Proportionate Share of the Building and of the Project shall be conclusive so long as it is reasonably and consistently applied. "Operating Expenses" shall mean all expenses and costs of every kind and nature which Landlord shall pay or become obligated to pay, because of or in connection with the ownership, management, maintenance, repair, preservation, replacement and operation of the Building or Project and its supporting facilities and such additional facilities now and in subsequent years as may be determined by Landlord to be necessary or desirable to the Building and/or Project (as determined in a reasonable manner) other than those expenses and costs which are specifically attributable to Tenant or which are expressly made the financial responsibility of Landlord or specific tenants of the Building or Project pursuant to this Lease. Operating Expenses shall include, but are not limited to, the following:
(1) Taxes. All real property taxes and assessments, possessory interest taxes, sales taxes, personal property taxes, business or license taxes or fees, gross receipts taxes, service payments in lieu of such taxes or fees, annual or periodic license or use fees, excises, transit charges, and other impositions, general and special, ordinary and extraordinary, unforeseen as well as foreseen, of any kind (including fees "in-lieu" of any such tax or assessment) which are now or hereafter assessed, levied, charged, confirmed, or imposed by any public authority upon the Building or Project, its operations or the Rent (or any portion or component thereof), or any tax, assessment or fee imposed in substitution, partially or totally, of any of the
above.   Operating Expenses shall also include any taxes, assessments, reassessments, or other fees or impositions with respect to the development, leasing, management, maintenance, alteration, repair, use or occupancy by Tenant of the Premises, Building or Project or any portion thereof, including, without limitation, by or for Tenant, and all increases therein or reassessments thereof whether the increases or reassessments result from increased rate and/or valuation (whether upon a transfer of the Building or Project or any portion thereof or any interest therein or for any other reason). Operating Expenses shall not include inheritance or estate taxes imposed upon or assessed against the interest of any person in the Project, or taxes computed upon the basis of the net income of any owners of any interest in the Project. If it shall not be lawful for Tenant to reimburse Landlord for all or any part of such taxes, the monthly rental payable to Landlord under this Lease shall be revised to net Landlord the same net rental after imposition of any such taxes by Landlord as would have been payable to Landlord prior to the payment of any such taxes to the extent permitted by law.
(2) Insurance. All insurance premiums and costs, including, but not limited to, any deductible amounts, premiums and other costs of insurance incurred by Landlord, including for the insurance coverage set forth in Paragraph 8.A. herein.
(3) Common Area Maintenance.
(a) Repairs, replacements, and general maintenance of and for the Building and Project and public and common areas and facilities of and comprising the Building and Project, including, but not limited to, the roof and roof membrane, elevators, mechanical rooms, alarm systems, pest extermination, landscaped areas, parking and service areas, driveways, sidewalks, truck staging areas, rail spur areas, fire sprinkler systems, sanitary and storm sewer lines, utility services, heating/ventilation/air conditioning systems, electrical, mechanical or other systems, telephone equipment and wiring servicing, plumbing, lighting, and any other items or areas which affect the operation or appearance of the Building or Project, which determination shall be at Landlord's discretion, except for: those items expressly made the financial responsibility of Landlord pursuant to Paragraph 10 hereof; those items to the extent paid for by the proceeds of insurance; and those items attributable solely or jointly to specific tenants of the Building or Project.
(b) Repairs, replacements, and general maintenance shall include the cost of any capital improvements made to or capital assets acquired for the Project or Building that in Landlord's discretion may reduce any other Operating Expenses, including present or future repair work, are reasonably necessary for the health and safety of the occupants of the Building or Project, or are required to comply with any Regulation, such costs or allocable portions thereof to be amortized over such reasonable period as Landlord shall determine, together with interest on the unamortized balance at the publicly announced "prime rate" charged by Wells Fargo Bank, N.A. (San Francisco) or its successor at the time such improvements or capital assets are constructed or acquired, plus two (2) percentage points, or in the absence of such prime rate, then at the U.S. Treasury six-month market note (or bond, if so designated) rate as published by any national financial publication selected by Landlord, plus four (4) percentage points, but in no event more than the maximum rate permitted by law, plus reasonable financing charges.
(c) Payment under or for any easement, license, permit, operating agreement, declaration, restrictive covenant or instrument relating to the Building or Project.
(d) All expenses and rental related to services and costs of supplies, materials and equipment used in operating, managing and maintaining the Premises, Building and Project, the equipment therein and the adjacent sidewalks, driveways, parking and service areas, including, without limitation, expenses related to service agreements regarding security, fire and other alarm systems, janitorial services to the extent not addressed in Paragraph 11 hereof, window cleaning, elevator maintenance, Building exterior maintenance, landscaping and expenses related to the administration, management and operation of the Project, including without limitation salaries, wages and benefits and management office rent.
(e) The cost of supplying any services and utilities which benefit all or a portion of the Premises, Building or Project to the extent not addressed in Paragraph 15 hereof.

(f) Legal expenses and the cost of audits by certified public accountants; provided, however, that legal expenses chargeable as Operating Expenses shall not include the cost of negotiating leases, collecting rents, evicting tenants nor shall it include costs incurred in legal proceedings with or against any tenant or to enforce the provisions of any lease.
(g) A management and accounting cost recovery fee equal to five percent (5%) of the sum of the Project's base rents and Operating Expenses (other than such management and accounting fee).
 If the rentable area of the Building and/or Project is not fully occupied during any fiscal year of the Term as determined by Landlord, an adjustment may be made in Landlord's discretion in computing the Operating Expenses for such year so that Tenant pays an equitable portion of all variable items (e.g., utilities, janitorial services and other component expenses that are affected by variations in occupancy levels) of Operating Expenses, as reasonably determined by Landlord; provided, however, that in no event shall Landlord be entitled to collect in excess of one hundred percent (100%) of the total operating Expenses from all of the tenants in the Building or Project, as the case may be.
 Operating Expenses shall not include the cost of providing tenant improvements or other specific costs incurred for the account of, separately billed to and paid by specific tenants of the Building or Project, the initial construction cost of the Building, or debt service on any mortgage or deed of trust recorded with respect to the Project other than pursuant to Paragraph 7.A.(3)(b) above. Notwithstanding anything herein to the contrary, in any instance wherein Landlord, in Landlord's sole discretion, deems Tenant to be responsible for any amounts greater than Tenant's Proportionate Share, Landlord shall have the right to allocate costs in any manner Landlord deems appropriate.
 The above enumeration of services and facilities shall not be deemed to impose an obligation on Landlord to make available or provide such services or facilities except to the extent if any that Landlord has specifically agreed elsewhere in this Lease to make the same available or provide the same. Without limiting the generality of the foregoing, Tenant acknowledges and agrees that it shall be responsible for providing adequate security for its use of the Premises, the Building and the Project and that Landlord shall have no obligation or liability with respect thereto, except to the extent if any that Landlord has specifically agreed elsewhere in this Lease to provide the same.
B. Payment of Estimated Operating Expenses. "Estimated Operating Expenses" for any particular year shall mean Landlord's estimate of the Operating Expenses for such fiscal year made with respect to such fiscal year as hereinafter provided. Landlord shall have the right from time to time to revise its fiscal year and interim accounting periods so long as the periods as so revised are reconciled with prior periods in a reasonable manner.
During the last month of each fiscal year during the Term, or as soon thereafter as practicable, Landlord shall give Tenant written notice of the Estimated Operating Expenses for the ensuing fiscal year. Tenant shall pay Tenant's Proportionate Share of the Estimated Operating Expenses with installments of Base Rent for the fiscal year to which the Estimated Operating Expenses applies in monthly installments on the first day of each calendar month during such year, in advance. Such payment shall be construed to be Additional Rent for all purposes hereunder. If at any time during the course of the fiscal year, Landlord determines that Operating Expenses are projected to vary from the then Estimated Operating Expenses by more than five percent (5%), Landlord may, by written notice to Tenant, revise the Estimated Operating Expenses for the balance of such fiscal year, and Tenant's monthly installments for the remainder of such year shall be adjusted so that by the end of such fiscal year Tenant has paid to Landlord Tenant's Proportionate Share of the revised Estimated Operating Expenses for such year, such revised installment amounts to be Additional Rent for all purposes hereunder.
C. Computation of Operating Expense Adjustment. "Operating Expense Adjustment" shall mean the difference between Estimated Operating Expenses and actual Operating Expenses for any fiscal year determined as hereinafter provided. Within one hundred twenty (120) days after the end of each fiscal year, or as soon thereafter as practicable, Landlord shall deliver to Tenant a statement of actual Operating Expenses for the fiscal year just ended, accompanied by a computation of Operating Expense Adjustment. If such statement shows that Tenant's payment based upon Estimated Operating Expenses is less than Tenant's Proportionate Share of Operating Expenses, then Tenant shall pay to Landlord the difference within twenty (20) days after receipt of such statement, such payment to constitute Additional Rent for all purposes hereunder. If such statement shows that Tenant's payments of Estimated Operating Expenses exceed Tenant's Proportionate Share of Operating Expenses, then (provided that Tenant is not in default under this Lease) Landlord shall pay to Tenant the difference within twenty (20) days after delivery of such statement to Tenant. If this Lease has been terminated or the Term hereof has expired prior to the date of such statement, then the Operating Expense Adjustment shall be paid by the appropriate party within twenty (20) days after the date of delivery of the statement. Should this Lease commence or terminate at any time other than the first day of the fiscal year, Tenant's Proportionate Share of the Operating Expense Adjustment shall be prorated based on a month of 30 days and the number of calendar months during such fiscal year that this Lease is in effect. Notwithstanding anything to the contrary contained in Paragraph 7.A or 7.B, Landlord's failure to provide any notices or statements within the time periods specified in those paragraphs shall in no way excuse Tenant from its obligation to pay Tenant's Proportionate Share of Operating Expenses.
D. Net Lease. This shall be a triple net Lease and Base Rent shall be paid to Landlord absolutely net of all costs and expenses, except as specifically provided to the contrary in this Lease. The provisions for payment of Operating Expenses and the Operating Expense Adjustment are intended to pass on to Tenant and reimburse Landlord for all costs and expenses of the nature described in Paragraph 7.A. incurred in connection with the ownership, management, maintenance, repair, preservation, replacement and operation of the Building and/or Project and its supporting facilities and such additional facilities now and in subsequent years as may be determined by Landlord to be necessary or desirable to the Building and/or Project.
E. Tenant Audit. If Tenant shall dispute the amount set forth in any statement provided by Landlord under Paragraph 7.B. or 7.C. above, Tenant shall have the right, not later than twenty (20) days following receipt of such statement and upon the condition that Tenant shall first deposit with Landlord the full amount in dispute, to cause Landlord's books and records with respect to Operating Expenses for such fiscal year to be audited by certified public accountants selected by Tenant and subject to Landlord's reasonable right of approval. The Operating Expense Adjustment shall be appropriately adjusted on the basis of such audit. If such audit discloses a liability for a refund in excess of ten percent (10%) of Tenant's Proportionate Share of the Operating Expenses previously reported, the cost of such audit shall be borne by Landlord; otherwise the cost of such audit shall be paid by Tenant. If Tenant shall not request an audit in accordance with the provisions of this Paragraph 7.E. within twenty (20) days after receipt of Landlord's statement provided pursuant to Paragraph 7.B. or 7.C., such statement shall be final and binding for all purposes hereof.
8. INSURANCE AND INDEMNIFICATION
A. Landlord's Insurance. All insurance maintained by Landlord shall be for the sole benefit of Landlord and under Landlord's sole control.
(1) Property Insurance. Landlord agrees to maintain property insurance insuring the Building against damage or destruction due to risk including fire, vandalism, and malicious mischief in an amount not less than the replacement cost thereof, in the form and with deductibles and endorsements as selected by Landlord. At its election, Landlord may instead (but shall have no obligation to) obtain "All Risk" coverage, and may also obtain earthquake, pollution, and/or flood insurance in amounts selected by Landlord.
(2) Optional Insurance. Landlord, at Landlord's option, may also (but shall have no obligation to) carry insurance against loss of rent, in an amount equal to the amount of Base Rent and Additional Rent that Landlord could be required to abate to all Building tenants in the event of condemnation or casualty damage for a period of twelve (12) months. Landlord may also (but shall have no obligation to) carry such other insurance as Landlord may deem prudent or advisable, including, without limitation, liability insurance in such amounts and on such terms as Landlord shall determine. Landlord shall not be obligated to insure, and shall have no responsibility whatsoever for any damage to, any furniture, machinery, goods, inventory or supplies, or other personal property or fixtures which Tenant may keep or maintain in the Premises, or any leasehold improvements, additions or alterations within the Premises.
B. Tenant's Insurance.
(1) Property Insurance. Tenant shall procure at Tenant's sole cost and expense and keep in effect from the date of this Lease and at all times until the end of the Term, insurance on all personal property and fixtures of Tenant and all improvements, additions or alterations made by or for Tenant to the Premises on an "All Risk" basis, insuring such property for the full replacement value of such property.
(2) Liability Insurance. Tenant shall procure at Tenant's sole cost and expense and keep in effect from the date of this Lease and at all times until the end of the Term Commercial General Liability insurance covering bodily injury and property damage liability occurring in or about the Premises or arising out of the use and occupancy of the Premises and the Project, and any part of either, and any areas adjacent thereto, and the business operated by Tenant or by any other occupant of the Premises. Such insurance shall include contractual liability coverage insuring all of Tenant's indemnity obligations under this Lease. Such coverage shall have a minimum combined single limit of liability of at least Two Million Dollars ($2,000,000.00), and a minimum general aggregate limit of Three Million Dollars ($3,000,000.00), with an "Additional Insured - Managers or Lessors of Premises Endorsement" and the "Amendment of the Pollution Exclusion Endorsement." All such policies shall be written to apply to all bodily injury (including death), property damage or loss, personal and advertising injury and other covered loss, however occasioned, occurring during the policy term, shall be endorsed to add Landlord and any party holding an interest to which this Lease may be subordinated as an additional insured, and shall provide that such coverage shall be "primary" and non-contributing with any insurance maintained by Landlord, which shall be excess insurance only. Such coverage shall also contain endorsements including employees as additional insureds if not covered by Tenant's Commercial General Liability Insurance. All such insurance shall provide for the severability of interests of insureds; and shall be written on an "occurrence" basis, which shall afford coverage for all claims based on acts, omissions, injury and damage, which occurred or arose (or the onset of which occurred or arose) in whole or in part during the policy period.
(3) Workers' Compensation and Employers' Liability Insurance. Tenant shall carry Workers' Compensation Insurance as required by any Regulation, throughout the Term at Tenant's sole cost and expense. Tenant shall also carry Employers' Liability Insurance in amounts not less than One Million Dollars ($1,000,000) each accident for bodily injury by accident; One Million Dollars ($1,000,000) policy limit for bodily injury by disease; and One Million Dollars ($1,000,000) each employee for bodily injury by disease, throughout the Term at Tenant's sole cost and expense.
(4) Commercial Auto Liability Insurance. Tenant shall procure at Tenant's sole cost and expense and keep in effect from the date of this Lease and at all times until the end of the Term commercial auto liability insurance with a combined limit of not less than One Million Dollars ($1,000,000) for bodily injury and property damage for each accident. Such insurance shall cover liability relating to any auto (including owned, hired and non-owned autos).
(5) General Insurance Requirements. All coverages described in this Paragraph 8.B. shall be endorsed to (i) provide Landlord with thirty (30) days' notice of cancellation or change in terms; and (ii) waive all rights of subrogation by the insurance carrier against Landlord. If at any time during the Term the amount or coverage of insurance which Tenant is required to carry under this Paragraph 8.B. is, in Landlord's reasonable judgment, materially less than the amount or type of insurance coverage typically carried by owners or tenants of properties located in the general area in which the Premises are located which are similar to and operated for similar purposes as the Premises or if Tenant's use of the Premises should change with or without Landlord's consent, Landlord shall have the right to require Tenant to increase the amount or change the types of insurance coverage required under this Paragraph 8.B. All insurance policies required to be carried by Tenant under this Lease shall be written by companies rated A X or better in "Best's Insurance Guide" and authorized to do business in the State of California. In any event deductible amounts under all insurance policies required to be carried by Tenant under this Lease shall not exceed Five Thousand Dollars ($5,000.00) per occurrence. Tenant shall deliver to Landlord on or before the Term Commencement Date, and thereafter at least thirty (30) days before the expiration dates of the expired policies, certified copies of Tenant's insurance policies, or a certificate evidencing the same issued by the insurer thereunder; and, if Tenant shall fail to procure such insurance, or to deliver such policies or certificates, Landlord may, at Landlord's option and in addition to Landlord's other remedies in the event of a default by Tenant hereunder, procure the same for the account of Tenant, and the cost thereof shall be paid to Landlord as Additional Rent.
C. Indemnification. Tenant shall indemnify, defend by counsel reasonably acceptable to Landlord, protect and hold Landlord harmless from and against any and all claims, liabilities, losses, costs, loss of rents, liens, damages, injuries or expenses, including reasonable attorneys' and consultants' fees and court costs, demands, causes of action, or judgments, directly or indirectly arising out of or related to: (1) claims of injury to or death of persons or damage to property occurring or resulting directly or indirectly from the use or occupancy of the Premises, Building or Project by Tenant or Tenant's Parties, or from activities or failures to act of Tenant or Tenant's Parties; (2) claims arising from work or labor performed, or for materials or supplies furnished to or at the request of Tenant in connection with performance of any work done for the account of Tenant within the Premises or Project; (3) claims arising from any breach or default on the part of Tenant in the performance of any covenant contained in this Lease; and (4) claims arising from the negligence or intentional acts or omissions of Tenant or Tenant's Parties. The foregoing indemnity by Tenant shall not be applicable to claims to the extent arising from the gross negligence or willful misconduct of Landlord. Landlord shall not be liable to Tenant and Tenant hereby waives all claims against Landlord for any injury or damage to any person or property in or about the Premises, Building or Project by or from any cause whatsoever (other than Landlord's gross negligence or willful misconduct) and, without limiting the generality of the foregoing, whether caused by water leakage of any character from the roof, walls, basement or other portion of the Premises, Building or Project, or caused by gas, fire, oil or electricity in, on or about the Premises, Building or Project. The provisions of this Paragraph shall survive the expiration or earlier termination of this Lease.
9. WAIVER OF SUBROGATION
 To the extent permitted by law and without affecting the coverage provided by insurance to be maintained hereunder or any other rights or remedies, Landlord and Tenant each waive any right to recover against the other for: (a) damages for injury to or death of persons; (b) damages to property, including personal property; (c) damages to the Premises or any part thereof; and (d) claims arising by reason of the foregoing due to hazards covered by insurance maintained or required to be maintained pursuant to this Lease to the extent of proceeds recovered therefrom, or proceeds which would have been recoverable therefrom in the case of the failure of any party to maintain any insurance coverage required to be maintained by such party pursuant to this Lease. This provision is intended to waive fully, any rights and/or claims arising by reason of the foregoing, but only to the extent that any of the foregoing damages and/or claims referred to above are covered or would be covered, and only to the extent of such coverage, by insurance actually carried or required to be maintained pursuant to this Lease by either Landlord or Tenant. This provision is also intended to waive fully, and for the benefit of each party, any rights and/or claims which might give rise to a right of subrogation on any insurance carrier. Subject to all qualifications of this Paragraph 9, Landlord waives its rights as specified in this Paragraph 9 with respect to any subtenant that it has approved pursuant to Paragraph 21 but only in exchange for the written waiver of such rights to be given by such subtenant to Landlord upon such subtenant taking possession of the Premises or a portion thereof. Each party shall cause each insurance policy obtained by it to provide that the insurance company waives all right of recovery by way of subrogation against either party in connection with any damage covered by any policy.
10. LANDLORD'S REPAIRS AND MAINTENANCE
 Landlord shall at Landlord's expense maintain in good repair, reasonable wear and tear excepted, the structural soundness of the roof, foundations, and exterior walls of the Building. The term "exterior walls" as used herein shall not include windows, glass or plate glass, doors, dock bumpers or dock plates, special store fronts or office entries. Any damage caused by or repairs necessitated by any negligence or act of Tenant or Tenant's Parties may be repaired by Landlord at Landlord's option and Tenant's expense. Tenant shall immediately give Landlord written notice of any defect or need of repairs in such components of the Building for which Landlord is responsible, after which Landlord shall have a reasonable opportunity and the right to enter the Premises at all reasonable times to repair same. Landlord's liability with respect to any defects, repairs, or maintenance for which Landlord is responsible under any of the provisions of this Lease shall be limited to the cost of such repairs or maintenance, and there shall be no abatement of rent and no liability of Landlord by reason of any injury to or interference with Tenant's business arising from the making of repairs, alterations or improvements in or to any portion of the Premises, the Building or the Project or to fixtures, appurtenances or equipment in the Building, except as provided in Paragraph 24. By taking possession of the Premises, Tenant accepts them "as is," as being in good order, condition and repair and the condition in which Landlord is obligated to deliver them and suitable for the Permitted Use and Tenant's intended operations in the Premises, whether or not any notice of acceptance is given.
11. TENANT'S REPAIRS AND MAINTENANCE
 Tenant shall at all times during the Term at Tenant's expense maintain all parts of the Premises and such portions of the Building as are within the exclusive control of Tenant in a first-class, good, clean and secure condition and promptly make all necessary repairs and replacements, as determined by Landlord, including but not limited to, all windows, glass, doors, walls, including demising walls, and wall finishes, floors and floor covering, heating, ventilating and air conditioning systems, ceiling insulation, truck doors, hardware, dock bumpers, dock plates and levelers, plumbing work and fixtures, downspouts, entries, skylights, smoke hatches, roof vents, electrical and lighting systems, and fire sprinklers, with materials and workmanship of the same character, kind and quality as the original. Tenant shall at Tenant's expense also perform regular removal of trash and debris.
If Tenant uses rail and if required by the railroad company, Tenant agrees to sign a joint maintenance agreement governing the use of the rail spur, if any. Tenant shall, at Tenant's own expense, enter into a regularly scheduled preventative maintenance/service contract with a maintenance contractor for servicing all hot water, heating and air conditioning systems and equipment within or serving the Premises. The maintenance contractor and the contract must be approved by Landlord. The service contract must include all services suggested by the equipment manufacturer within the operation/maintenance manual and must become effective and a copy thereof delivered to Landlord within thirty (30) days after the Term Commencement Date. Landlord may, upon notice to Tenant, enter into such a service contract on behalf of Tenant or perform the work and in either case charge Tenant the cost thereof along with a reasonable amount for Landlord's overhead. Notwithstanding anything to the contrary contained herein, Tenant shall, at its expense, promptly repair any damage to the Premises or the Building or Project resulting from or caused by any negligence or act of Tenant or Tenant's Parties. Nothing herein shall expressly or by implication render Tenant Landlord's agent or contractor to effect any repairs or maintenance required of Tenant under this Paragraph 11, as to all of which Tenant shall be solely responsible.
12. ALTERATIONS
A. Tenant shall not make, or allow to be made, any alterations, physical additions, improvements or partitions, including without limitation the attachment of any fixtures or equipment, in, about or to the Premises ("Alterations") without obtaining the prior written consent of Landlord, which consent shall not be unreasonably withheld with respect to proposed Alterations which: (a) comply with all applicable Regulations; (b) are, in Landlord's opinion, compatible with the Building or the Project and its mechanical, plumbing, electrical, heating/ventilation/air conditioning systems, and will not cause the Building or Project or such systems to be required to be modified to comply with any Regulations (including, without limitation, the Americans With Disabilities Act); and (c) will not interfere with the use and occupancy of any other portion of the Building or Project by any other tenant or its invitees. Specifically, but without limiting the generality of the foregoing, Landlord shall have the right of written consent for all plans and specifications for the proposed Alterations, construction means and methods, all appropriate permits and licenses, any contractor or subcontractor to be employed on the work of Alterations, and the time for performance of such work, and may impose rules and regulations for contractors and subcontractors performing such work. Tenant shall also supply to Landlord any documents and information reasonably requested by Landlord in connection with Landlord's consideration of a request for approval hereunder. Tenant shall cause all Alterations to be accomplished in a first-class, good and workmanlike manner, and to comply with all applicable Regulations and Paragraph 27 hereof. Tenant shall at Tenant's sole expense, perform any additional work required under applicable Regulations due to the Alterations hereunder. No review or consent by Landlord of or to any proposed Alteration or additional work shall constitute a waiver of Tenant's obligations under this Paragraph 12. Tenant shall reimburse Landlord for all costs which Landlord may incur in connection with granting approval to Tenant for any such Alterations, including any costs or expenses which Landlord may incur in electing to have outside architects and engineers review said plans and specifications, and shall pay Landlord an administration fee of fifteen percent (15%) of the cost of the Alterations as Additional Rent hereunder and subject to Paragraph 38, Additional Provisions, Alterations. All such Alterations shall remain the property of Tenant until the expiration or earlier termination of this Lease, at which time they shall be and become the property of Landlord; provided, however, that Landlord may, at Landlord's option, require that Tenant, at Tenant's expense, remove any or all Alterations made by Tenant and restore the Premises by the expiration or earlier termination of this Lease, to their condition existing prior to the construction of any such Alterations. All such removals and restoration shall be accomplished in a first-class and good and workmanlike manner so as not to cause any damage to the Premises or Project whatsoever. If Tenant fails to remove such Alterations or Tenant's trade fixtures or furniture or other personal property, Landlord may keep and use them or remove any of them and cause them to be stored or sold in accordance with applicable law, at Tenant's sole expense. In addition to and wholly apart from Tenant's obligation to pay Tenant's Proportionate Share of Operating Expenses, Tenant shall be responsible for and shall pay prior to delinquency any taxes or governmental service fees, possessory interest taxes, fees or charges in lieu of any such taxes, capital levies, or other charges imposed upon, levied with respect to or assessed against its fixtures or personal property, on the value of Alterations within the Premises, and on Tenant's interest pursuant to this Lease, or any increase in any of the foregoing based on such Alterations. To the extent that any such taxes are not separately assessed or billed to Tenant, Tenant shall pay the amount thereof as invoiced to Tenant by Landlord. Notwithstanding the foregoing, at Landlord's option (but without obligation), all or any portion of the Alterations shall be performed by Landlord for Tenant's account and Tenant shall pay Landlord's estimate of the cost thereof (including a reasonable charge for Landlord's overhead and profit) prior to commencement of the work. In addition, at Landlord's election and notwithstanding the foregoing, however, Tenant shall pay to Landlord the cost of removing any such Alterations and restoring the Premises to their original condition such cost to include a reasonable charge for Landlord's overhead and profit as provided above, and such amount may be deducted from the Security Deposit or any other sums or amounts held by Landlord under this Lease.
B. In compliance with Paragraph 27 hereof, at least ten (10) business days before beginning construction of any Alteration, Tenant shall give Landlord written notice of the expected commencement date of that construction to permit Landlord to post and record a notice of non-responsibility. Upon substantial completion of construction, if the law so provides, Tenant shall cause a timely notice of completion to be recorded in the office of the recorder of the county in which the Building is located.
13. SIGNS
 Tenant shall not place, install, affix, paint or maintain any signs, notices, graphics or banners whatsoever or any window decor which is visible in or from public view or corridors, the common areas or the exterior of the Premises or the Building, in or on any exterior window or window fronting upon any common areas or service area or upon any truck doors or man doors without Landlord's prior written approval which Landlord shall have the right to withhold in its absolute and sole discretion; provided that Tenant's name shall be included in any Building-standard door and directory signage, if any, in accordance with Landlord's Building signage program, including without limitation, payment by Tenant of any fee charged by Landlord for maintaining such signage, which fee shall constitute Additional Rent hereunder. Any installation of signs, notices, graphics or banners on or about the Premises or Project approved by Landlord shall be subject to any Regulations and to any other requirements imposed by Landlord. Tenant shall remove all such signs or graphics by the expiration or any earlier termination of this Lease. Such installations and removals shall be made in such manner as to avoid injury to or defacement of the Premises, Building or Project and any other improvements contained therein, and Tenant shall repair any injury or defacement including without limitation discoloration caused by such installation or removal.
14. INSPECTION/POSTING NOTICES
 After reasonable notice, except in emergencies where no such notice shall be required, Landlord and Landlord's agents and representatives, shall have the right to enter the Premises to inspect the same, to clean, to perform such work as may be permitted or required hereunder, to make repairs, improvements or alterations to the Premises, Building or Project or to other tenant spaces therein, to deal with emergencies, to post such notices as may be permitted or required by law to prevent the perfection of liens against Landlord's interest in the Project or to exhibit the Premises to prospective tenants, purchasers, encumbrancers or to others, or for any other purpose as Landlord may deem necessary or desirable; provided, however, that Landlord shall use reasonable efforts not to unreasonably interfere with Tenant's business operations. Tenant shall not be entitled to any abatement of Rent by reason of the exercise of any such right of entry. Tenant waives any claim for damages for any injury or inconvenience to or interference with Tenant's business, any loss of occupancy or quiet enjoyment of the Premises, and any other loss occasioned thereby. Landlord shall at all times have and retain a key with which to unlock all of the doors in, upon and about the Premises, excluding Tenant's vaults and safes or special security areas (designated in advance), and Landlord shall have the right to use any and all means which Landlord may deem necessary or proper to open said doors in an emergency, in order to obtain entry to any portion of the Premises, and any entry to the Premises or portions thereof obtained by Landlord by any of said means, or otherwise, shall not be construed to be a forcible or unlawful entry into, or a detainer of, the Premises, or an eviction, actual or constructive, of Tenant from the Premises or any portions thereof. At any time within six (6) months prior to the expiration of the Term or following any earlier termination of this Lease or agreement to terminate this Lease, Landlord shall have the right to erect on the Premises, Building and/or Project a suitable sign indicating that the Premises are available for lease.
15. SERVICES AND UTILITIES
A. Tenant shall pay directly for all water, gas, heat, air conditioning, light, power, telephone, sewer, sprinkler charges and other utilities and services used on or from the Premises, together with any taxes, penalties, surcharges or the like pertaining thereto, and maintenance charges for utilities and shall furnish all electric light bulbs, ballasts and tubes. If any such services are not separately billed or metered to Tenant, Tenant shall pay a proportion, as determined by Landlord, of all charges jointly serving other premises. All sums payable under this Paragraph 15 shall constitute Additional Rent hereunder.
B. Tenant acknowledges that Tenant has inspected and accepts the water, electricity, heat and air conditioning and other utilities and services being supplied or furnished to the Premises as of the date Tenant takes possession of the Premises, if any, as being sufficient in their present condition, "as is," for the Permitted Use, and for Tenant's intended operations in the Premises. Landlord shall have no obligation to provide additional or after-hours electricity, heating or air conditioning, but if Landlord elects to provide such services at Tenant's request, Tenant shall pay to Landlord a reasonable charge for such services as determined by Landlord. Tenant agrees to keep and cause to be kept closed all window covering when necessary because of the sun's position, and Tenant also agrees at all times to cooperate fully with Landlord and to abide by all of the regulations and requirements which Landlord may prescribe for the proper functioning and protection of electrical, heating, ventilating and air conditioning systems. Wherever heat-generating machines, excess lighting or equipment are used in the Premises which affect the temperature otherwise maintained by the air conditioning system, Landlord reserves the right to install supplementary air conditioning units in the Premises and the cost thereof, including the cost of installation and the cost of operation and maintenance thereof, shall be paid by Tenant to Landlord upon demand by Landlord.
C. Tenant shall not without written consent of Landlord use any apparatus, equipment or device in the Premises, including without limitation, computers, electronic data processing machines, copying machines, and other machines, using excess lighting or using electric current, water, or any other resource in excess of or which will in any way increase the amount of electricity, water, or any other resource being furnished or supplied for the use of the Premises for reasonable and normal office use, in each case as of the date Tenant takes possession of the Premises as determined by Landlord, or which will require additions or alterations to or interfere with the Building power distribution systems; nor connect with electric current, except through existing electrical outlets in the Premises or water pipes, any apparatus, equipment or device for the purpose of using electrical current, water, or any other resource. If Tenant shall require water or electric current or any other resource in excess of that being furnished or supplied for the use of the Premises as of the date Tenant takes possession of the Premises, if any, as determined by Landlord, Tenant shall first procure the written consent of Landlord which Landlord may refuse, to the use thereof, and Landlord may cause a special meter to be installed in the Premises so as to measure the amount of water, electric current or other resource consumed for any such other use. Tenant shall pay directly to Landlord as an addition to and separate from payment of Operating Expenses the cost of all such additional resources, energy, utility service and meters (and of installation, maintenance and repair thereof and of any additional circuits or other equipment necessary to furnish such additional resources, energy, utility or service). Landlord may add to the separate or metered charge a recovery of additional expense incurred in keeping account of the excess water, electric current or other resource so consumed. Landlord shall not be liable for any damages directly or indirectly resulting from nor shall the Rent or any monies owed Landlord under this Lease herein reserved be abated by reason of: (a) the installation, use or interruption of use of any equipment used in connection with the furnishing of any such utilities or services, or any change in the character or means of supplying or providing any such utilities or services or any supplier thereof; (b) the failure to furnish or delay in furnishing any such utilities or services when such failure or delay is caused by acts of God or the elements, labor disturbances of any character, or any other accidents or other conditions beyond the reasonable control of Landlord or because of any interruption of service due to Tenant's use of water, electric current or other resource in excess of that being supplied or furnished for the use of the Premises as of the date Tenant takes possession of the Premises; or (c) the inadequacy, limitation, curtailment, rationing or restriction on use of water, electricity, gas or any other form of energy or any other service or utility whatsoever serving the Premises or Project otherwise; or (d) the partial or total unavailability of any such utilities or services to the Premises or the Building, whether by Regulation or otherwise; nor shall any such occurrence constitute an actual or constructive eviction of Tenant. Landlord shall further have no obligation to protect or preserve any apparatus, equipment or device installed by Tenant in the Premises, including without limitation by providing additional or after-hours heating or air conditioning.

Landlord shall be entitled to cooperate voluntarily and in a reasonable manner with the efforts of national, state or local governmental agencies or utility suppliers in reducing energy or other resource consumption. The obligation to make services available hereunder shall be subject to the limitations of any such voluntary, reasonable program. In addition, Landlord reserves the right to change the supplier or provider of any such utility or service from time to time. Landlord may, but shall not be obligated to, upon notice to Tenant, contract with or otherwise obtain any electrical or other such service for or with respect to the Premises or Tenant's operations therein from any supplier or provider of any such service. Tenant shall cooperate with Landlord and any supplier or provider of such services designated by Landlord from time to time to facilitate the delivery of such services to Tenant at the Premises and to the Building and Project, including without limitation allowing Landlord and Landlord's suppliers or providers, and their respective agents and contractors, reasonable access to the Premises for the purpose of installing, maintaining, repairing, replacing or upgrading such service or any equipment or machinery associated therewith.
16. SUBORDINATION
 Without the necessity of any additional document being executed by Tenant for the purpose of effecting a subordination, the Lease shall be and is hereby declared to be subject and subordinate at all times to: (a) all ground leases or underlying leases which may now exist or hereafter be executed affecting the Premises and/or the land upon which the Premises and Project are situated, or both; and (b) any mortgage or deed of trust which may now exist or be placed upon the Building, the Project and/or the land upon which the Premises or the Project are situated, or said ground leases or underlying leases, or Landlord's interest or estate in any of said items which is specified as security. Notwithstanding the foregoing, Landlord shall have the right to subordinate or cause to be subordinated any such ground leases or underlying leases or any such liens to this Lease. If any ground lease or underlying lease terminates for any reason or any mortgage or deed of trust is foreclosed or a conveyance in lieu of foreclosure is made for any reason, Tenant shall, notwithstanding any subordination, attorn to and become the Tenant of the successor in interest to Landlord provided that Tenant shall not be disturbed in its possession under this Lease by such successor in interest so long as Tenant is not in default under this Lease. Within ten (10) days after request by Landlord, Tenant shall execute and deliver any additional documents evidencing Tenant's attornment or the subordination of this Lease with respect to any such ground leases or underlying leases or any such mortgage or deed of trust, in the form requested by Landlord or by any ground landlord, mortgagee, or beneficiary under a deed of trust, subject to such nondisturbance requirement. If requested in writing by Tenant, Landlord shall use commercially reasonable efforts to obtain a subordination, nondisturbance and attornment agreement for the benefit of Tenant reflecting the foregoing from any ground landlord, mortgagee or beneficiary, at Tenant's expense, subject to such other terms and conditions as the ground landlord, mortgagee or beneficiary may require.
17. FINANCIAL STATEMENTS
 At the request of Landlord from time to time, Tenant shall provide to Landlord Tenant's and any guarantor's current financial statements or other information discussing financial worth of Tenant and any guarantor, which Landlord shall use solely for purposes of this Lease and in connection with the ownership, management, financing and disposition of the Project.
18. ESTOPPEL CERTIFICATE
 Tenant agrees from time to time, within ten (10) days after request of Landlord, to deliver to Landlord, or Landlord's designee, an estoppel certificate stating that this Lease is in full force and effect, that this Lease has not been modified (or stating all modifications, written or oral, to this Lease), the date to which Rent has been paid, the unexpired portion of this Lease, that there are no current defaults by Landlord or Tenant under this Lease (or specifying any such defaults), that the leasehold estate granted by this Lease is the sole interest of Tenant in the Premises and/or the land at which the Premises are situated, and such other matters pertaining to this Lease as may be reasonably requested by Landlord or any mortgagee, beneficiary, purchaser or prospective purchaser of the Building or Project or any interest therein. Failure by Tenant to execute and deliver such certificate shall constitute an acceptance of the Premises and acknowledgment by Tenant that the statements included are true and correct without exception. Tenant agrees that if Tenant fails to execute and deliver such certificate within such ten (10) day period, Landlord may execute and deliver such certificate on Tenant's behalf and that such certificate shall be binding on Tenant. Landlord and Tenant intend that any statement delivered pursuant to this Paragraph may be relied upon by any mortgagee, beneficiary, purchaser or prospective purchaser of the Building or Project or any interest therein. The parties agree that Tenant's obligation to furnish such estoppel certificates in a timely fashion is a material inducement for Landlord's execution of the Lease, and shall be an event of default (without any cure period that might be provided under Paragraph 26.A(3) of this Lease) if Tenant fails to fully comply or makes any material misstatement in any such certificate.
19. SECURITY DEPOSIT
 Tenant agrees to deposit with Landlord upon execution of this Lease, a security deposit as stated in the Basic Lease Information (the "Security Deposit"), which sum shall be held and owned by Landlord, without obligation to pay interest, as security for the performance of Tenant's covenants and obligations under this Lease. The Security Deposit is not an advance rental deposit or a measure of damages incurred by Landlord in case of Tenant's default. Upon the occurrence of any event of default by Tenant, Landlord may from time to time, without prejudice to any other remedy provided herein or by law, use such fund as a credit to the extent necessary to credit against any arrears of Rent or other payments due to Landlord hereunder, and any other damage, injury, expense or liability caused by such event of default, and Tenant shall pay to Landlord, on demand, the amount so applied in order to restore the Security Deposit to its original amount. Although the Security Deposit shall be deemed the property of Landlord, any remaining balance of such deposit shall be returned by Landlord to Tenant at such time after termination of this Lease that all of Tenant's obligations under this Lease have been fulfilled, reduced by such amounts as may be required by Landlord to remedy defaults on the part of Tenant in the payment of Rent or other obligations of Tenant under this Lease, to repair damage to the Premises, Building or Project caused by Tenant or any Tenant's Parties and to clean the Premises. Landlord may use and commingle the Security Deposit with other funds of Landlord.
20. LIMITATION OF TENANT'S REMEDIES
 The obligations and liability of Landlord to Tenant for any default by Landlord under the terms of this Lease are not personal obligations of Landlord or of the individual or other partners of Landlord or its or their partners, directors, officers, or shareholders, and Tenant agrees to look solely to Landlords interest in the Project for the recovery of any amount from Landlord, and shall not look to other assets of Landlord nor seek recourse against the assets of the individual or other partners of Landlord or its or their partners, directors, officers or shareholders. Any lien obtained to enforce any such judgment and any levy of execution thereon shall be subject and subordinate to any lien, mortgage or deed of trust on the Project. Under no circumstances shall Tenant have the right to offset against or recoup Rent or other payments due and to become due to Landlord hereunder except as expressly provided in Paragraph 23.B. below, which Rent and other payments shall be absolutely due and payable hereunder in accordance with the terms hereof.
21. ASSIGNMENT AND SUBLETTING
A. (1)    General.  This Lease has been negotiated to be and is granted as an accommodation to Tenant. Accordingly, this Lease is personal to Tenant, and Tenant's rights granted hereunder do not include the right to assign this Lease or sublease the Premises, or to receive any excess, either in installments or lump sum, over the Rent which is expressly reserved by Landlord as hereinafter provided, except as otherwise expressly hereinafter provided. Tenant shall not assign or pledge this Lease or sublet the Premises or any part thereof, whether voluntarily or by operation of law, or permit the use or occupancy of the Premises or any part thereof by anyone other than Tenant, or suffer or permit any such assignment, pledge, subleasing or occupancy, without Landlords prior written consent except as provided herein. If Tenant desires to assign this Lease or sublet any or all of the Premises, Tenant shall give Landlord written notice (the "Transfer Notice") at least sixty (60) days prior to the anticipated effective date of the proposed assignment or sublease, which shall contain all of the information reasonably requested by Landlord to address Landlords decision criteria specified hereinafter. Landlord shall then have a period of thirty (30) days following receipt of the Transfer Notice to notify Tenant in writing that Landlord elects either: (i) to terminate this Lease as to the space so affected as of the date so requested by Tenant; or (ii) to consent to the proposed assignment or sublease, subject, however, to Landlords prior written consent of the proposed assignee or subtenant and of any related documents or agreements associated with the assignment or sublease. If Landlord should fail to notify Tenant in writing of such election within said period, Landlord shall be deemed to have waived option (i) above, but written consent by Landlord of the proposed assignee or subtenant shall still be required. If Landlord does not exercise option (i) above, Landlords consent to a proposed assignment or sublease shall not be unreasonably withheld. Consent to any assignment or subletting shall not constitute consent to any subsequent transaction to which this Paragraph 21 applies.
 (2) Conditions of Landlords Consent. Without limiting the other instances in which it may be reasonable for Landlord to withhold Landlords consent to an assignment or subletting, Landlord and Tenant acknowledge that it shall be reasonable for Landlord to withhold Landlords consent in the following instances: if the proposed assignee does not agree to be bound by and assume the obligations of Tenant under this Lease in form and substance satisfactory to Landlord; the use of the Premises by such proposed assignee or subtenant would not be a Permitted Use or would violate any exclusivity or other arrangement which Landlord has with any other tenant or occupant or any Regulation or would increase the Occupancy Density or Parking Density of the Building or Project, or would otherwise result in an undesirable tenant mix for the Project as determined by Landlord; the proposed assignee or subtenant is not of sound financial condition as determined by Landlord in Landlords sole reasonable discretion; the proposed assignee or subtenant is a governmental agency; the proposed assignee or subtenant does not have a good reputation as a tenant of property or a good business reputation; the proposed assignee or subtenant is a person with whom Landlord is negotiating to lease space in the Project or is a present tenant of the Project; the assignment or subletting would entail any Alterations which would lessen the value of the leasehold improvements in the Premises or use of any Hazardous Materials or other noxious use or use which may disturb other tenants of the Project; or Tenant is in default of any obligation of Tenant under this Lease, or Tenant has defaulted under this Lease on three (3) or more occasions during any twelve (12) months preceding the date that Tenant shall request consent. Failure by or refusal of Landlord to consent to a proposed assignee or subtenant shall not cause a termination of this Lease. Upon a termination under Paragraph 21.A.(1)(i), Landlord may lease the Premises to any party, including parties with whom Tenant has negotiated an assignment or sublease, without incurring any liability to Tenant. At the option of Landlord, a surrender and termination of this Lease shall operate as an assignment to Landlord of some or all subleases or subtenancies. Landlord shall exercise this option by giving notice of that assignment to such subtenants on or before the effective date of the surrender and termination. In connection with each request for assignment or subletting, Tenant shall pay to Landlord Landlords standard fee for approving such requests, as well as all costs incurred by Landlord or any mortgagee or ground lessor in approving each such request and effecting any such transfer, including, without limitation, reasonable attorneys' fees.
B. Bonus Rent. Any Rent or other consideration realized by Tenant under any such sublease or assignment in excess of the Rent payable hereunder, after amortization of a reasonable brokerage commission incurred by Tenant, shall be divided and paid, ten percent (10%) to Tenant, ninety percent (90%) to Landlord. In any subletting or assignment undertaken by Tenant, Tenant shall diligently seek to obtain the maximum rental amount available in the marketplace for comparable space available for primary leasing.
C. Corporation. If Tenant is a corporation, a transfer of corporate shares by sale, assignment, bequest, inheritance, operation of law or other disposition (including such a transfer to or by a receiver or trustee in federal or state bankruptcy, insolvency or other proceedings) resulting in a change in the present control of such corporation or any of its parent corporations by the person or persons owning a majority of said corporate shares, shall constitute an assignment for purposes of this Lease.
D. Unincorporated Entity. If Tenant is a partnership, joint venture, unincorporated limited liability company or other unincorporated business form, a transfer of the interest of persons, firms or entities responsible for managerial control of Tenant by sale, assignment, bequest, inheritance, operation of law or other disposition, so as to result in a change in the present control of said entity and/or of the underlying beneficial interests of said entity and/or a change in the identity of the persons responsible for the general credit obligations of said entity shall constitute an assignment for all purposes of this Lease.
E. Liability. No assignment or subletting by Tenant, permitted or otherwise, shall relieve Tenant of any obligation under this Lease or alter the primary liability of the Tenant named herein for the payment of Rent or for the performance of any other obligations to be performed by Tenant, including obligations contained in Paragraph 25 with respect to any assignee or subtenant. Landlord may collect rent or other amounts or any portion thereof from any assignee, subtenant, or other occupant of the Premises, permitted or otherwise, and apply the net rent collected to the Rent payable hereunder, but no such collection shall be deemed to be a waiver of this Paragraph 21, or the acceptance of the assignee, subtenant or occupant as tenant, or a release of Tenant from the further performance by Tenant of the obligations of Tenant under this Lease. Any assignment or subletting which conflicts with the provisions hereof shall be void.
22. AUTHORITY
 Landlord represents and warrants that it has full right and authority to enter into this Lease and to perform all of Landlords obligations hereunder and that all persons signing this Lease on its behalf are authorized to do. Tenant and the person or persons, if any, signing on behalf of Tenant, jointly and severally represent and warrant that Tenant has full right and authority to enter into this Lease, and to perform all of Tenant's obligations hereunder, and that all persons signing this Lease on its behalf are authorized to do so.
23. CONDEMNATION
A. Condemnation Resulting in Termination. If the whole or any substantial part of the Premises should be taken or condemned for any public use under any Regulation, or by right of eminent domain, or by private purchase in lieu thereof, and the taking would prevent or materially interfere with the Permitted Use of the Premises, either party shall have the right to terminate this Lease at its option. If any material portion of the Building or Project is taken or condemned for any public use under any Regulation, or by right of eminent domain, or by private purchase in lieu thereof, Landlord may terminate this Lease at its option. In either of such events, the Rent shall be abated during the unexpired portion of this Lease, effective when the physical taking of said Premises shall have occurred.
B. Condemnation Not Resulting in Termination. If a portion of the Project of which the Premises are a part should be taken or condemned for any public use under any Regulation, or by right of eminent domain, or by private purchase in lieu thereof, and the taking prevents or materially interferes with the Permitted Use of the Premises, and this Lease is not terminated as provided in Paragraph 23.A. above, the Rent payable hereunder during the unexpired portion of the Lease shall be reduced, beginning on the date when the physical taking shall have occurred, to such amount as may be fair and reasonable under all of the circumstances, but only after giving Landlord credit for all sums received or to be received by Tenant by the condemning authority. Notwithstanding anything to the contrary contained in this Paragraph, if the temporary use or occupancy of any part of the Premises shall be taken or appropriated under power of eminent domain during the Term, this Lease shall be and remain unaffected by such taking or appropriation and Tenant shall continue to pay in full all Rent payable hereunder by Tenant during the Term; in the event of any such temporary appropriation or taking, Tenant shall be entitled to receive that portion of any award which represents compensation for the use of or occupancy of the Premises during the Term, and Landlord shall be entitled to receive that portion of any award which represents the cost of restoration of the Premises and the use and occupancy of the Premises.
C. Award. Landlord shall be entitled to (and Tenant shall assign to Landlord) any and all payment, income, rent, award or any interest therein whatsoever which may be paid or made in connection with such taking or conveyance and Tenant shall have no claim against Landlord or otherwise for any sums paid by virtue of such proceedings, whether or not attributable to the value of any unexpired portion of this Lease, except as expressly provided in this Lease. Notwithstanding the foregoing, any compensation specifically and separately awarded Tenant for Tenant's personal property and moving costs, shall be and remain the property of Tenant.
D. Waiver of CCP p. 1265.130. Each party waives the provisions of California Civil Code Procedure Section 1265.130 allowing either party to petition the superior court to terminate this Lease as a result of a partial taking.
24. CASUALTY DAMAGE
A. General. If the Premises or Building should be damaged or destroyed by fire, tornado, or other casualty (collectively, "Casualty"), Tenant shall give immediate written notice thereof to Landlord. Within thirty (30) days after Landlords receipt of such notice, Landlord shall notify Tenant whether in Landlords estimation material restoration of the Premises can reasonably be made within one hundred eighty (180) days from the date of such notice and receipt of required permits for such restoration. Landlords determination shall be binding on Tenant.
B. Within 180 Days. If the Premises or Building should be damaged by Casualty to such extent that material restoration can in Landlords estimation be reasonably completed within one hundred eighty (180) days after the date of such notice and receipt of required permits for such restoration, this Lease shall not terminate. Provided that insurance proceeds are received by Landlord to fully repair the damage, Landlord shall proceed to rebuild and repair the Premises in the manner determined by Landlord, except that Landlord shall not be required to rebuild, repair or replace any part of the Alterations which may have been placed on or about the Premises by Tenant. If the Premises are untenantable in whole or in part following such damage, the Rent payable hereunder during the period in which they are untenantable shall be abated proportionately, but only to the extent of rental abatement insurance proceeds received by Landlord during the time and to the extent the Premises are unfit for occupancy.
C. Greater than 180 Days. If the Premises or Building should be damaged by Casualty to such extent that rebuilding or repairs cannot in Landlords estimation be reasonably completed within one hundred eighty (180) days after the date of such notice and receipt of required permits for such rebuilding or repair, then Landlord shall have the option of either: (1) terminating this Lease effective upon the date of the occurrence of such damage, in which event the Rent shall be abated during the unexpired portion of this Lease; or (2) electing to rebuild or repair the Premises diligently and in the manner determined by Landlord. Landlord shall notify Tenant of its election within thirty (30) days after Landlords receipt of notice of the damage or estruction. Notwithstanding the above, Landlord shall not be required to rebuild, repair or replace any part of any Alterations which may have been placed, on or about the Premises by Tenant. If the Premises are untenantable in whole or in part following such damage, the Rent payable hereunder during the period in which they are untenantable shall be abated proportionately, but only to the extent of rental abatement insurance proceeds received by Landlord during the time and to the extent the Premises are unfit for occupancy.
D. Tenant's Fault. Notwithstanding anything herein to the contrary, if the Premises or any other portion of the Building are damaged by Casualty resulting from the fault, negligence, or breach of this Lease by Tenant or any of Tenant's Parties, Base Rent and Additional Rent shall not be diminished during the repair of such damage and Tenant shall be liable to Landlord for the cost and expense of the repair and restoration of the Building caused thereby to the extent such cost and expense is not covered by insurance proceeds.
E. Insurance Proceeds. Notwithstanding anything herein to the contrary, if the Premises or Building are damaged or destroyed and are not fully covered by the insurance proceeds received by Landlord or if the holder of any indebtedness secured by a mortgage or deed of trust covering the Premises requires that the insurance proceeds be applied to such indebtedness, then in either case Landlord shall have the right to terminate this Lease by delivering written notice of termination to Tenant within thirty (30) days after the date of notice to Landlord that said damage or destruction is not fully covered by insurance or such requirement is made by any such holder, as the case may be, whereupon this Lease shall terminate.
F. Waiver. This Paragraph 24 shall be Tenant's sole and exclusive remedy in the event of damage or destruction to the Premises or the Building. As a material inducement to Landlord entering into this Lease, Tenant hereby waives any rights it may have under Sections 1932, 1933(4), 1941 or 1942 of the Civil Code of California with respect to any destruction of the Premises, Landlords obligation for tenantability of the Premises and Tenant's right to make repairs and deduct the expenses of such repairs, or under any similar law, statute or ordinance now or hereafter in effect.
G. Tenant's Personal Property. In the event of any damage or destruction of the Premises or the Building, under no circumstances shall Landlord be required to repair any injury or damage to, or make any repairs to or replacements of, Tenant's personal property.
25. HOLDING OVER
 Unless Landlord expressly consents in writing to Tenant's holding over, Tenant shall be unlawfully and illegally in possession of the Premises, whether or not Landlord accepts any rent from Tenant or any other person while Tenant remains in possession of the Premises without Landlords written consent. If Tenant shall retain possession of the Premises or any portion thereof without Landlords consent following the expiration of this Lease or sooner termination for any reason, then Tenant shall pay to Landlord for each day of such retention triple the amount of daily rental as of the last month prior to the date of expiration or earlier termination. Tenant shall also indemnify, defend, protect and hold Landlord harmless from any loss, liability or cost, including consequential and incidental damages and reasonable attorneys' fees, incurred by Landlord resulting from delay by Tenant in surrendering the Premises, including, without limitation, any claims made by the succeeding tenant founded on such delay. Acceptance of Rent by Landlord following expiration or earlier termination of this Lease, or following demand by Landlord for possession of the Premises, shall not constitute a renewal of this Lease, and nothing contained in this Paragraph 25 shall waive Landlords right of reentry or any other right. Additionally, if upon expiration or earlier termination of this Lease, or following demand by Landlord for possession of the Premises, Tenant has not fulfilled its obligation with respect to repairs and cleanup of the Premises or any other Tenant obligations as set forth in this Lease, then Landlord shall have the right to perform any such obligations as it deems necessary at Tenant's sole cost and expense, and any time required by Landlord to complete such obligations shall be considered a period of holding over and the terms of this Paragraph 25 shall apply. The provisions of this Paragraph 25 shall survive any expiration or earlier termination of this Lease.
26. DEFAULT
A. Events of Default. The occurrence of any of the following shall constitute an event of default on the part of Tenant:
(1) Abandonment. Abandonment or vacation of the Premises for a continuous period in excess of five (5) days. Tenant waives any right to notice Tenant may have under Section 1951.3 of the Civil Code of the State of California, the terms of this Paragraph 26.A. being deemed such notice to Tenant as required by said Section 1951.3.

(2) Nonpayment of Rent. Failure to pay any installment of Rent or any other amount due and payable hereunder upon the date when said payment is due, as to which time is of the essence.
(3) Other Obligations. Failure to perform any obligation, agreement or covenant under this Lease other than those matters specified in subparagraphs
(1) and (2) of this Paragraph 26.A., such failure continuing for fifteen (15) days after written notice of such failure, as to which time is of the essence.
(4) General Assignment. A general assignment by Tenant for the benefit of creditors.
(5) Bankruptcy. The filing of any voluntary petition in bankruptcy by Tenant, or the filing of an involuntary petition by Tenant's creditors, which involuntary petition remains undischarged for a period of thirty (30) sixty
(60) days. If under applicable law, the trustee in bankruptcy or Tenant has the right to affirm this Lease and continue to perform the obligations of Tenant hereunder, such trustee or Tenant shall, in such time period as may be permitted by the bankruptcy court having jurisdiction, cure all defaults of Tenant hereunder outstanding as of the date of the affirmance of this Lease and provide to Landlord such adequate assurances as may be necessary to ensure Landlord of the continued performance of Tenant's obligations under this Lease.
(6) Receivership. The employment of a receiver to take possession of substantially all of Tenant's assets or the Premises, if such appointment remains undismissed or undischarged for a period of fifteen (15) thirty (30) days after the order therefor.
(7) Attachment. The attachment, execution or other judicial seizure of all or substantially all of Tenant's assets or Tenant's leasehold of the Premises, if such attachment or other seizure remains undismissed or undischarged for a period of fifteen (15) days after the levy thereof.
(8) Insolvency. The admission by Tenant in writing of its inability to pay its debts as they become due.
B. Remedies Upon Default.
(1) Termination. In the event of the occurrence of any event of default, Landlord shall have the right to give a written termination notice to Tenant, and on the date specified in such notice, Tenant's right to possession shall terminate, and this Lease shall terminate unless on or before such date all Rent in arrears and all costs and expenses incurred by or on behalf of Landlord hereunder shall have been paid by Tenant and all other events of default of this Lease by Tenant at the time existing shall have been fully remedied to the satisfaction of Landlord. At any time after such termination, Landlord may recover possession of the Premises or any part thereof and expel and remove therefrom Tenant and any other person occupying the same, including any subtenant or subtenants notwithstanding Landlords consent to any sublease, by any lawful means, and again repossess and enjoy the Premises without prejudice to any of the remedies that Landlord may have under this Lease, or at law or equity by any reason of Tenant's default or of such termination. Landlord hereby reserves the right, but shall not have the obligation, to recognize the continued possession of any subtenant. The delivery or surrender to Landlord by or on behalf of Tenant of keys, entry codes, or other means to bypass security at the Premises shall not terminate this Lease.
(2) Continuation After Default. Even though an event of default may have occurred, this Lease shall continue in effect for so long as Landlord does not terminate Tenant's right to possession under Paragraph 26.B.(1) hereof, and Landlord may enforce all of Landlords rights and remedies under this Lease and at law or in equity, including without limitation, the right to recover Rent as it becomes due, and Landlord, without terminating this Lease, may exercise all of the rights and remedies of a landlord under Section 1951.4 of the Civil Code of the State of California or any successor code section. Acts of maintenance, preservation or efforts to lease the Premises or the appointment of a receiver under application of Landlord to protect Landlords interest under this Lease or other entry by Landlord upon the Premises shall not constitute an election to terminate Tenant's right to possession.
(3) Increased Security Deposit. If Tenant is in default under Paragraph 26.A.(2) hereof and such default remains uncured for ten (10) days after such occurrence or such default occurs more than three times in any twelve (12) month period, Landlord may require that Tenant increase the Security Deposit to the amount of three times the current month's Rent at the time of the most recent default.
C. Damages After Default. Should Landlord terminate this Lease pursuant to the provisions of Paragraph 26.B.(1) hereof, Landlord shall have the rights and remedies of a Landlord provided by Section 1951.2 of the Civil Code of the State of California, or any successor code sections. Upon such termination, in addition to any other rights and remedies to which Landlord may be entitled under applicable law or at equity, Landlord shall be entitled to recover from
Tenant: (1) the worth at the time of award of the unpaid Rent and other amounts which had been earned at the time of termination, (2) the worth at the time of award of the amount by which the unpaid Rent and other amounts that would have been earned after the date of termination until the time of award exceeds the amount of such Rent loss that Tenant proves could have been reasonably avoided; (3) the worth at the time of award of the amount by which the unpaid Rent and other amounts for the balance of the Term after the time of award exceeds the amount of such Rent loss that the Tenant proves could be reasonably avoided; and (4) any other amount and court costs necessary to compensate Landlord or all detriment proximately caused by Tenant's failure to perform Tenant's obligations under this Lease or which, in the ordinary course of things, would be likely to result therefrom. The "worth at the time of award" as used in (1) and (2) above shall be computed at the Applicable Interest Rate (defined below). The "worth at the time of award" as used in
(3) above shall be computed by discounting such amount at the Federal Discount Rate of the Federal Reserve Bank of San Francisco at the time of award plus one percent (1%). If this Lease provides for any periods during the Term during which Tenant is not required to pay Base Rent or if Tenant otherwise receives a Rent concession, then upon the occurrence of an event of default, Tenant shall owe to Landlord the full amount of such Base Rent or value of such Rent concession, plus interest at the Applicable Interest Rate, calculated from the date that such Base Rent or Rent concession would have been payable.
D. Late Charge. In addition to its other remedies, Landlord shall have the right without notice or demand to add to the amount of any payment required to be made by Tenant hereunder, and which is not paid and received by Landlord on or before the first day of each calendar month, an amount equal to ten percent (10%) of the delinquency for each month or portion thereof that the delinquency remains outstanding to compensate Landlord for the loss of the use of the amount not paid and the administrative costs caused by the delinquency, the parties agreeing that Landlord's damage by virtue of such delinquencies would be extremely difficult and impracticable to compute and the amount stated herein represents a reasonable estimate thereof. Any waiver by Landlord of any late charges or failure to claim the same shall not constitute a waiver of other late charges or any other remedies available to Landlord.
E. Interest. Interest shall accrue on all sums not paid when due hereunder at the lesser of eighteen percent (18%) per annum or the maximum interest rate allowed by law ("Applicable Interest Rate") from the due date until paid.
F. Remedies Cumulative. All rights, privileges and elections or remedies of the parties are cumulative and not alternative, to the extent permitted by law and except as otherwise provided herein.

27. LIENS
 Tenant shall at all times keep the Premises and the Project free from liens arising out of or related to work or services performed, materials or supplies furnished or obligations incurred by or on behalf of Tenant or in connection with work made, suffered or done by or on behalf of Tenant in or on the Premises or Project. If Tenant shall not, within ten (10) days following the imposition of any such lien, cause the same to be released of record by payment or posting of a proper bond, Landlord shall have, in addition to all other remedies provided herein and by law, the right, but not the obligation, to cause the same to be released by such means as Landlord shall deem proper, including payment of the claim giving rise to such lien. All sums paid by Landlord on behalf of Tenant and all expenses incurred by Landlord in connection therefor shall be payable to Landlord by Tenant on demand with interest at the Applicable Interest Rate as Additional Rent. Landlord shall have the right at all times to post and keep posted on the Premises any notices permitted or required by law, or which Landlord shall deem proper, for the protection of Landlord, the Premises, the Project and any other party having an interest therein, from mechanics' and materialmen's liens, and Tenant shall give Landlord not less than ten (10) business days prior written notice of the commencement of any work in the Premises or Project which could lawfully give rise to a claim for mechanics' or materialmen's liens to permit Landlord to post and record a timely notice of non-responsibility, as Landlord may elect to proceed or as the law may from time to time provide, for which purpose, if Landlord shall so determine, Landlord may enter the Premises. Tenant shall not remove any such notice posted by Landlord without Landlord's consent, and in any event not before completion of the work which could lawfully give rise to a claim for mechanics' or materialmen's liens.
28. SUBSTITUTION
A. At any time after execution of this Lease, Landlord may substitute for the Premises other premises in the Project or owned by Landlord in the vicinity of the Project (the "New Premises") upon not less than sixty (60) days prior written notice, in which event the New Premises shall be deemed to be the Premises for all purposes hereunder and this Lease shall be deemed modified accordingly to reflect the new location and shall remain in full force and effect as so modified, provided that:
(1) The New Premises shall be similar in area and in function for Tenant's purposes; and(2) If Tenant is occupying the Premises at the time of such substitution, Landlord shall pay the expense of physically moving Tenant, Tenant's property and equipment to the New Premises and shall, at Landlord's sole cost, improve the New Premises with improvements substantially similar to those the Landlord has committed to provide or has provided in the Premises.
29. TRANSFERS BY LANDLORD
 In the event of a sale or conveyance by Landlord of the Building or a foreclosure by any creditor of Landlord, the same shall operate to release Landlord from any liability upon any of the covenants or conditions, express or implied, herein contained in favor of Tenant, to the extent required to be performed after the passing of title to Landlord's successor-in-interest. In such event, Tenant agrees to look solely to the responsibility of the successor-in-interest of Landlord under this Lease with respect to the performance of the covenants and duties of "Landlord" to be performed after the passing of title to Landlord's successor-in-interest. This Lease shall not be affected by any such sale and Tenant agrees to attorn to the purchaser or assignee. Landlord's successor(s)-in-interest shall not have liability to Tenant with respect to the failure to perform any of the obligations of "Landlord," to the extent required to be performed prior to the date such successor(s)-in-interest became the owner of the Building.

30. RIGHT OF LANDLORD TO PERFORM TENANT'S COVENANTS
 All covenants and agreements to be performed by Tenant under any of the terms of this Lease shall be performed by Tenant at Tenant's sole cost and expense and without any abatement of Rent. If Tenant shall fail to pay any sum of money, other than Base Rent, required to be paid by Tenant hereunder or shall fail to perform any other act on Tenant's part to be performed hereunder, including Tenant's obligations under Paragraph 11 hereof, and such failure shall continue for fifteen (15) days after notice thereof by Landlord, in addition to the other rights and remedies of Landlord, Landlord may make any such payment and perform any such act on Tenant's part. In the case of an emergency, no prior notification by Landlord shall be required. Landlord may take such actions without any obligation and without releasing Tenant from any of Tenant's obligations. All sums so paid by Landlord and all incidental costs incurred by Landlord and interest thereon at the Applicable Interest Rate, from the date of payment by Landlord, shall be paid to Landlord on demand as Additional Rent.
31. WAIVER
 If either Landlord or Tenant waives the performance of any term, covenant or condition contained in this Lease, such waiver shall not be deemed to be a waiver of any subsequent breach of the same or any other term, covenant or condition contained herein, or constitute a course of dealing contrary to the expressed terms of this Lease. The acceptance of Rent by Landlord shall not constitute a waiver of any preceding breach by Tenant of any term, covenant or condition of this Lease, regardless of Landlord's knowledge of such preceding breach at the time Landlord accepted such Rent. Failure by Landlord to enforce any of the terms, covenants or conditions of this Lease for any length of time shall not be deemed to waive or decrease the right of Landlord to insist thereafter upon strict performance by Tenant. Waiver by Landlord of any term, covenant or condition contained in this Lease may only be made by a written document signed by Landlord, based upon full knowledge of the circumstances.
32. NOTICES
 Each provision of this Lease or of any applicable governmental laws, ordinances, regulations and other requirements with reference to sending, mailing, or delivery of any notice or the making of any payment by Landlord or Tenant to the other shall be deemed to be complied with when and if the following steps are taken:
A. Rent. All Rent and other payments required to be made by Tenant to Landlord hereunder shall be payable to Landlord at Landlord's Remittance Address set forth in the Basic Lease Information, or at such other address as Landlord may specify from time to time by written notice delivered in accordance herewith. Tenant's obligation to pay Rent and any other amounts to Landlord under the terms of this Lease shall not be deemed satisfied until such Rent and other amounts have been actually received by Landlord.
B. Other. All notices, demands, consents and approvals which may or are required to be given by either party to the other hereunder shall be in writing and either personally delivered, sent by commercial overnight courier, mailed, certified or registered, postage prepaid or sent by facsimile with confirmed receipt (and with an original sent by commercial overnight courier), and in each case addressed to the party to be notified at the Notice Address for such party as specified in the Basic Lease Information or to such other place as the party to be notified may from time to time designate by at least fifteen (15) days notice to the notifying party. Notices shall be deemed served upon receipt or refusal to accept delivery. Tenant appoints as its agent to receive the service of all default notices and notice of commencement of unlawful detainer proceedings the person in charge of or apparently in charge of occupying the Premises at the time, and, if there is no such person, then such service may be made by attaching the same on the main entrance of the Premises.

C. Required Notices. Tenant shall immediately notify Landlord in writing of any notice of a violation or a potential or alleged violation of any Regulation that relates to the Premises or the Project, or of any inquiry, investigation, enforcement or other action that is instituted or threatened by any governmental or regulatory agency against Tenant or any other occupant of the Premises, or any claim that is instituted or threatened by any third party that relates to the Premises or the Project.
33. ATTORNEYS' FEES
 If Landlord places the enforcement of this Lease, or any part thereof, or the collection of any Rent due, or to become due hereunder, or recovery of possession of the Premises in the hands of an attorney, Tenant shall pay to Landlord, upon demand, Landlord's reasonable attorneys' fees and court costs, whether incurred at trial, appeal or review. In any action which Landlord or Tenant brings to enforce its respective rights hereunder, the unsuccessful party shall pay all costs incurred by the prevailing party including reasonable attorneys' fees, to be fixed by the court, and said costs and attorneys' fees shall be a part of the judgment in said action.
34. SUCCESSORS AND ASSIGNS
 This Lease shall be binding upon and inure to the benefit of Landlord, its successors and assigns, and shall be binding upon and inure to the benefit of Tenant, its successors, and to the extent assignment is approved by Landlord as provided hereunder, Tenant's assigns.
35. FORCE MAJEURE
 If performance by a party of any portion of this Lease is made impossible by any prevention, delay, or stoppage caused by strikes, lockouts, labor disputes, acts of God, inability to obtain services, labor, or materials or reasonable substitutes for those items, government actions, civil commotions, fire or other casualty, or other causes beyond the reasonable control of the party obligated to perform, performance by that party for a period equal to the period of that prevention, delay, or stoppage is excused. Tenant's obligation to pay Rent, however, is not excused by this Paragraph 35.
36. SURRENDER OF PREMISES
 Tenant shall, upon expiration or sooner termination of this Lease, surrender the Premises to Landlord in the same condition as existed on the date Tenant originally took possession thereof, including, but not limited to, all interior walls cleaned, all interior painted surfaces repainted in the original color, all holes in walls repaired, all carpets shampooed and cleaned, all HVAC equipment in operating order and in good repair, and all floors cleaned, waxed, and free of any Tenant-introduced marking or painting, all to the reasonable satisfaction of Landlord. Tenant shall remove all of its debris from the Project. At or before the time of surrender, Tenant shall comply with the terms of Paragraph 12.A. hereof with respect to Alterations to the Premises and all other matters addressed in such Paragraph. If the Premises are not so surrendered at the expiration or sooner termination of this Lease, the provisions of Paragraph 25 hereof shall apply. All keys to the Premises or any part thereof shall be surrendered to Landlord upon expiration or sooner termination of the Term. Tenant shall give written notice to Landlord at least thirty (30) days prior to vacating the Premises and shall meet with Landlord for a joint inspection of the Premises at the time of vacating, but nothing contained herein shall be construed as an extension of the Term or as a consent by Landlord to any holding over by Tenant. In the event of Tenant's failure to give such notice or participate in such joint inspection, Landlord's inspection at or after Tenant's vacating the Premises shall conclusively be deemed correct for purposes of determining Tenant's responsibility for repairs and restoration. Any delay caused by Tenant's failure to carry out its obligations under this Paragraph 36 beyond the term hereof, shall constitute unlawful and illegal possession of Premises under Paragraph 25 hereof.
37. MISCELLANEOUS
A. General. The term "Tenant" or any pronoun used in place thereof shall indicate and include the masculine or feminine, the singular or plural number, individuals, firms or corporations, and their respective successors, executors, administrators and permitted assigns, according to the context hereof.
B. Time. Time is of the essence regarding this Lease and all of its provisions.
C. Choice of Law. This Lease shall in all respects be governed by the laws of the State of California.
D. Entire Agreement. This Lease, together with its Exhibits, addenda and attachments and the Basic Lease Information, contains all the agreements of the parties hereto and supersedes any previous negotiations. There have been no representations made by the Landlord or understandings made between the parties other than those set forth in this Lease and its Exhibits, addenda and attachments and the Basic Lease Information.
E. Modification. This Lease may not be modified except by a written instrument signed by the parties hereto. Tenant accepts the area of the Premises as specified in the Basic Lease Information as the approximate area of the Premises for all purposes under this Lease, and acknowledges and agrees that no other definition of the area (rentable, usable or otherwise) of the Premises shall apply. Tenant shall in no event be entitled to a recalculation of the square footage of the Premises, rentable, usable or otherwise, and no recalculation, if made, irrespective of its purpose, shall reduce Tenant's obligations under this Lease in any manner, including without limitation the amount of Base Rent payable by Tenant or Tenant's Proportionate Share of the Building and of the Project.
F. Severability. If, for any reason whatsoever, any of the provisions hereof shall be unenforceable or ineffective, all of the other provisions shall be and remain in full force and effect.
G. Recordation. Tenant shall not record this Lease or a short form memorandum hereof.
H. Examination of Lease. Submission of this Lease to Tenant does not constitute an option or offer to lease and this Lease is not effective otherwise until execution and delivery by both Landlord and Tenant.
I. Accord and Satisfaction. No payment by Tenant of a lesser amount than the total Rent due nor any endorsement on any check or letter accompanying any check or payment of Rent shall be deemed an accord and satisfaction of full payment of Rent, and Landlord may accept such payment without prejudice to Landlord's right to recover the balance of such Rent or to pursue other remedies. All offers by or on behalf of Tenant of accord and satisfaction are hereby rejected in advance.
J. Easements. Landlord may grant easements on the Project and dedicate for public use portions of the Project without Tenant's consent; provided that no such grant or dedication shall materially interfere with Tenant's Permitted Use of the Premises. Upon Landlord's request, Tenant shall execute, acknowledge and deliver to Landlord documents, instruments, maps and plats necessary to effectuate Tenant's covenants hereunder.
K. Drafting and Determination Presumption. The parties acknowledge that this Lease has been agreed to by both the parties, that both Landlord and Tenant have consulted with attorneys with respect to the terms of this Lease and that no presumption shall be created against Landlord because Landlord drafted this Lease. Except as otherwise specifically set forth in this Lease, with respect to any consent, determination or estimation of Landlord required or allowed in this Lease or requested of Landlord, Landlord's consent, determination or estimation shall be given or made solely by Landlord in Landlord's good faith opinion, whether or not objectively reasonable. If Landlord fails to respond to any request for its consent within the time period, if any, specified in this Lease, Landlord shall be deemed to have disapproved such request.
L. Exhibits. The Basic Lease Information, and the Exhibits, addenda and attachments attached hereto are hereby incorporated herein by this reference and made a part of this Lease as though fully set forth herein.
M. No Light, Air or View Easement. Any diminution or shutting off of light, air or view by any structure which may be erected on lands adjacent to or in the vicinity of the Building shall in no way affect this Lease or impose any liability on Landlord.
N. No Third Party Benefit. This Lease is a contract between Landlord and Tenant and nothing herein is intended to create any third party benefit.
O. Quiet Enjoyment. Upon payment by Tenant of the Rent, and upon the observance and performance of all of the other covenants, terms and conditions on Tenant's part to be observed and performed, Tenant shall peaceably and quietly hold and enjoy the Premises for the term hereby demised without hindrance or interruption by Landlord or any other person or persons lawfully or equitably claiming by, through or under Landlord, subject, nevertheless, to all of the other terms and conditions of this Lease. Landlord shall not be liable for any hindrance, interruption, interference or disturbance by other tenants or third persons, nor shall Tenant be released from any obligations under this Lease because of such hindrance, interruption, interference or disturbance.
P. Counterparts. This Lease may be executed in any number of counterparts, each of which shall be deemed an original.
Q. Multiple Parties. If more than one person or entity is named herein as Tenant, such multiple parties shall have joint and several responsibility to comply with the terms of this Lease.
R. Prorations. Any Rent or other amounts payable to Landlord by Tenant hereunder for any fractional month shall be prorated based on a month of 30 days. As used herein, the term "fiscal year" shall mean the calendar year or such other fiscal year as Landlord may deem appropriate.
38. ADDITIONAL PROVISIONS

Base Rent

A. Base Rent. Base Rent, net of Estimated Operating Expenses per Paragraph 7 of this Lease, for the Premises shall be as follows:

August 1, 1998 - July 31, 1999:    Base Rent shall be $10,204.00 per month.
In addition to Base Rent, Tenant shall also pay Tenant's proportionate share of Estimated Operating Expenses as set forth in Paragraph 7 of the Lease Agreement. Operating Expenses are initially estimated to be $1,714.00 per month. Operating Expenses are estimated a year in advance and collected on a monthly basis. Any adjustments (up or down) will be made at the end of the calendar year.

August 1, 1999 - July 31, 2000:    Base Rent shall be $10,510.00 per month.
In addition to Base Rent, Tenant shall also pay Tenant's proportionate share of Estimated Operating Expenses as set forth in Paragraph 7.

August 1, 2000 - July 31, 2001:    Base Rent shall be $10,825.00 per month.
In addition to Base Rent, Tenant shall also pay Tenant's proportionate share of Estimated Operating Expenses as set forth in Paragraph 7.

August 1, 2001 - July 31, 2002:    Base Rent shall be $11,150.00 per month.
In addition to Base Rent, Tenant shall also pay Tenant's proportionate share of Estimated Operating Expenses as set forth in Paragraph 7.

August 1, 2002 - July 31, 2003:    Base Rent shall be $11,484.00 per month.
In addition to Base Rent, Tenant shall also pay Tenant's proportionate share of Estimated Operating Expenses as set forth in Paragraph 7.

Alterations

A. Tenant Improvements. Landlord will manage the construction of Tenant Improvements, in compliance with Paragraph 12 of the Lease, free of charge if Alterations commence and are completed within the first year of the Lease. Should Alterations not commence or be completed within the first year of the Lease, Paragraph 12 will govern.

39. JURY TRIAL WAIVER EACH PARTY HERETO (WHICH INCLUDES ANY ASSIGNEE, SUCCESSOR HEIR OR PERSONAL REPRESENTATIVE OF A PARTY) SHALL NOT SEEK A JURY TRIAL, HEREBY WAIVES TRIAL BY JURY, AND HEREBY FURTHER WAIVES ANY OBJECTION TO VENUE IN THE COUNTY IN WHICH THE BUILDING IS LOCATED, AND AGREES AND CONSENTS TO PERSONAL JURISDICTION OF THE COURTS OF THE STATE IN WHICH THE PROPERTY IS LOCATED, IN ANY ACTION OR PROCEEDING OR COUNTERCLAIM BROUGHT BY ANY PARTY HERETO AGAINST THE OTHER ON ANY MATTER WHATSOEVER ARISING OUT OF OR IN ANY WAY CONNECTED WITH THIS LEASE, THE RELATIONSHIP OF LANDLORD AND TENANT, TENANT'S USE OR OCCUPANCY OF THE PREMISES, OR ANY CLAIM OF INJURY OR DAMAGE, OR THE ENFORCEMENT OF ANY REMEDY UNDER ANY STATUTE, EMERGENCY OR OTHERWISE, WHETHER ANY OF THE FOREGOING IS BASED ON THIS LEASE OR ON TORT LAW. EACH PARTY REPRESENTS THAT IT HAS HAD THE OPPORTUNITY TO CONSULT WITH LEGAL COUNSEL CONCERNING THE EFFECT OF THIS PARAGRAPH 39. THE PROVISIONS OF THE PARAGRAPH 39 SHALL SURVIVE THE EXPIRATION OR EARLIER TERMINATION OF THIS LEASE.

IN WITNESS WHEREOF, the parties hereto have executed this Lease as of the day and the year first above written.

LANDLORD                                     TENANT

Spieker Properties, L.P.,                    Unico, Inc.
a California limited partnership             A New Mexico corporation

By:  Spieker Properties, Inc.,
     a Maryland corporation,
     its general partner

     By:  /s/ Joe Russell                    By:    /s/ John Hwang
     Its: Regional Senior Vice President     Its:   President


Date:                                        Date: July 14, 1998

Exhibit 10.4 - Lease for Telephone Equipment

FIDELITY LEASING
Equipment Lease Agreement

LESSEE INFORMATION
Name:          Paradise Innovations, Inc.
Address:  2925 Bayview Drive
City, State:Fremont, CA.
Zip Code: 94538
Phone:    510-770-3990

EQUIPMENT INFORMATION
Description of Equipment Leased: Phone System
New [ ]  Used [X] Refurbished [ ]

Make and Type: Lucent    Definity

Equipment Location: Same [X] Other [ ]

TERM AND PAYMENT SCHEDULE
Term in Months: 36
Lease Payments: $780.00  [X] Monthly   [ ]Quarterly   [ ] Other

At the expiration of this lease, and if you are not in default, you will have the following purchase option:
                       [ ]Fair market value purchase option
                       [ ]10% Purchase Option
                       [X]$1.00 Purchase

At the time of this Lease Agreement you agree to pay: 2 Lease Payment(s), in
advance and include a check in the amount of:     $ 1,560.00

If more than one lease payment is required in advance the additional amount (less applicable tax associated with the first payment) will be held as security and applied at the end of the original lease term.

If you are tax exempt please attach certificate and write your tax exempt #
N/A.

LESSEE SIGNATURE
Lessee Legal Name: Paradise Innovations, Inc.

Authorized Signature:    /s/ Henry Tang
Print Authorized Signor: Henry Tang
Authorized Signor Title: VP Fin & Ops
Dated:                   9/21/98

LEASE AGREEMENT
Throughout this agreement the words "we," "Our," and "Us" refer to the lessor indicated below and the words "You" and "Your" refer to the lessee indicated above. You agree to lease the equipment described above and agree to the terms and conditions of this Lease Agreement. You agree to pay us the lease payments shown above in accordance with the payment schedule outlined. We may adjust your payment up or down by no more than 15%. If the invoiced costs are different than the amount we used to calculate the lease payments shown above.

You are responsible for arranging delivery of the equipment described above. The lease will begin when the equipment described above is delivered and installed. Unless you notify us within 10 days of installation, you unconditionally accept the equipment. We may require you to pride us a signed delivery and acceptance certificate.

LATE FEES AND COLLECTION CHARGES:
If any lease payment or other amount payable to us ins not paid within ten
(10) days of its due date, you agree to pay us a late charge of 7.5% of the amount which is late, or if less, the maximum amount allowable under applicable law. You also agree to pay us twenty dollars ($20.00) for each check returned for insufficient funds.

NO WARRANTY:
We are leasing the equipment to you as is. You acknowledge that we do not manufacture the equipment and that you have selected the equipment and the supplier based on your own judgement. We made no warranties, express or implied, including warranties of merchantability or fitness for a particular purpose in connection with this agreement. You agree to continue making payments to us under this lease, regardless of any claims you assert against the manufacturer or supplier. We transfer to you for the term of this lease any warranties made by the manufacturer or the supplies.

EQUIPMENT LOCATION USE AND REPAIR:
You will keep and use the equipment only at the location shown above. You agree that the equipment cannot be moved without advance written permission. You are responsible for keeping the equipment in good repair, condition, and working order. Except for normal wear and tear, you are responsible to protect the equipment from damage or loss occurs. We are not responsible for any losses or damages caused by the installation or use of the equipment, or from any other kind of loss while you have the equipment. Unless you notify us at least 30 days prior to the expiration of the lease of your intention to exercise a purchase option if outlined above, this lease will automatically renew for successive 30 day periods until you exercise an option or return the equipment to us. You are responsible for all expenses to return the equipment to us.

OWNERSHIP AND TITLE:
We are the owner of the equipment and have title to the equipment. You authorize us to record UCC financing statements and appoint us as attorney-in-fact to execute on your behalf any financing statements to show our interest in the equipment.

INSURANCE:
You will provide at your expense, property insurance for the equipment, naming us as loss payee. You will not obtain a public liability insurance policy covering any personal injury or third party property damage, naming us as an additional insured. You will provide us evidence of SUC insurance when requested. If you do not, we may at our option buy such insurance for you and include such insurance costs and our loss to the payment amounts due from you under this lease or change to a monthly risk charge of $7.50 per month.

TAXES AND UCCs:
You will pay when due, all taxes, fines and penalties relating to the use or our ownership of the equipment under this lease. Your payments shown above do not include any applicable taxes. We will include any applicable taxes and fees, and invoice you for those taxes. You agree to pay the tax and fees, and invoice you for those taxes. You agree to pay the tax and fees in addition to your payment. If we pay any taxes, fees or penalties to you, you will pay us on demand the amount we have paid on your behalf.

DEFAULT:
If you do not pay your monthly payment within (10) days of its due date, or you break any of the terms or conditions of this lease, you will be in default of this lease. If you default, we may require that you pay the remaining balance of this lease as well as any equipment residual value and return the equipment to us. We can use any and all remedies available to us under the Uniform Commercial Code or any other law. If we have to take possession of the equipment, you agree to pay the cost of repossession. You agree we are not responsible for any consequential or incidental damages related to the default or actions taken by us in the event of default. You agree to pay us reasonable attorney's fees and costs associated with any legal action we may take in the event of your default. In the event of your default under this lease we may retain any security deposits to insure your performance under this lease. At the termination of this lease. If you are not in default, any security deposit will be refunded to you without interest.

ASSIGNMENT:
You have no right to sell, transfer, assign or sublease the equipment or this lease. We may sell, assign or transfer this lease or our rights in the equipment. You agree that if we sell, assign or transfer this lease, the new owner will have the same rights or benefits we have now. You agree that the rights of the new owner will not be subject to any claim, defense or setoff that you may have against us.

ARTICLE 2A RIGHTS AND REMEDIES:
You agree that this lease is a finance lease at that term is defined in
Article 2A of the Uniform Commercial Code ("UCC"). You hereby agree to waive any and all rights and remedies granted to you by sections 2A-508 through 2A-522 of the UCC.

CHOICE OF LAW:
You agree that, because we countersigned and accepted the terms of this lease in Ambler, Pennsylvania, that this lease was entered into in the Commonwealth of Pennsylvania and that this lease shall be governed by and interpreted according to the laws of the Commonwealth of Pennsylvania. You and we expressly waive any right to trial by jury.

MISCELLANEOUS:
Your obligation to pay the lease payments and other sums and all other obligations hereunder shall be absolute and unconditional and are not subject to any abatement, set-off, defense or counterclaim for any reason whatsoever. You agree that the terms and conditions contained in this lease make up the entire agreement between you and us regarding this lease of the equipment. Any charge in any of the terms and conditions of this issue must be in writing and signed by us. You agree that any delay or failure to enforce our rights under this lease does not prevent us from enforcing any right at a later time All of our rights and indemnities will survive the termination of this agreement.

This lease may not be terminated early. This lease is not binding on us until we sign below. This lease and the equipment are intended for business purposes only.

LESSOR:      Fidelity Leasing, Inc.
By:          /s/ Deborah Hamilton
Title:       Client Process Team Leader
Accepted on:

10.5 Contract with Silicon Valley Bank

Silicon Valley Financial Services

A Division of Silicon Valley Bank
3003 Tasman Drive
Santa Clara, Ca. 95054
(408) 654-1000 - Fax (408) 980-6410

ACCOUNTS RECEIVABLE PURCHASE AGREEMENT

     This Accounts Receivable Purchase Agreement (the "Agreement") is made on this Third day of September, 1998, by and between Silicon Valley Financial Services (a division of Silicon Valley Bank) ("Buyer") having a place of business at the address specified above and Paradise Innovations, Inc., formerly known as Starlicon International Corporation, a California corporation, ("Seller") having its principal place of business and chief executive office at
          Street Address:          2925 Bayview
                   City:           Fremont
                  County:          Alameda
                  State:           California
                Zip code:          94538
                  Phone:           510/770-3994

1. Definitions. When used herein, the following terms shall have the following meanings.
     1.1. "Account Balance" shall mean, on any given day, the gross amount of all Purchased Receivables unpaid on that day.
     1.2. "Account Debtor" shall have the meaning set forth in the California Uniform Commercial Code and shall include any person liable on any Purchased Receivable, including without limitation, any guarantor of the Purchased Receivable and any issuer of a letter of credit or banker's acceptance.
     1.3. "Adjustments" shall mean all discounts, allowances, returns, disputes, counterclaims, offsets, defenses, rights of recoupment, rights of return, warranty claims, or short payments, asserted by or on behalf of any Account Debtor with respect to any Purchased Receivable.
     1.4.  "Administrative Fee" shall have the meaning as set forth in Section
3.3 hereof.
     1.5.  "Advance" shall have the meaning set forth in Section 2.2 hereof.
     1.6.  "Collateral" shall have the meaning set forth in Section 8 hereof.
     1.7. "Collections" shall mean all good funds received by Buyer from or on behalf of an Account Debtor with respect to Purchased Receivables.
     1.8 "Compliance Certificate" shall mean a certificate, in a form provided by Buyer to Seller, which contains the certification of the chief financial officer of Seller that, among other things, the representations and warranties set forth in this Agreement are true and correct as of the date such certificate is delivered.
     1.9. "Event of Default" shall have the meaning set forth in Section 9 hereof.
     1.10. "Finance Charges" shall have the meaning set forth in Section 3.2 hereof.
     1.11. "Invoice Transmittal" shall mean a writing signed by an authorized representative of Seller which accurately identifies the receivables which Buyer, at its election, may purchase, and includes for each such receivable the correct amount owed by the Account Debtor, the name and address of the Account Debtor, the invoice number, the invoice date and the account code.
     1.12. "Obligations" shall mean all advances, financial accommodations, liabilities, obligations, covenants and duties owing, arising, due or payable by Seller to Buyer of any kind or nature, present or future, arising under or in connection with this Agreement or under any other document, instrument or agreement, whether or not evidenced by any note, guarantee or other instrument, whether arising on account or by overdraft, whether direct or indirect (including those acquired by assignment) absolute or contingent, primary or secondary, due or to become due, now owing or hereafter arising, and however acquired; including, without limitation, all Advances, Finance Charges, Administrative Fees, interest, Repurchase Amounts, fees, expenses, professional fees and attorneys' fees and any other sums chargeable to Seller hereunder or otherwise.
     1.13. "Purchased Receivables" shall mean all those accounts, receivables, chattel paper, instruments, contract rights, documents, general intangibles, letters of credit, drafts, bankers acceptances, and rights to payment, and all proceeds thereof (all of the foregoing being referred to as "receivables"), arising out of the invoices and other agreements identified on or delivered with any Invoice Transmittal delivered by Seller to Buyer which Buyer elects to purchase and for which Buyer makes an Advance.
     1.14.  "Refund" shall have the meaning set forth in Section 3.5 hereof.
     1.15.  "Reserve" shall have the meaning set forth in Section 2.4 hereof.
     1.16.  "Repurchase Amount" shall have the meaning set forth in Section
4.2 hereof.
     1.17. "Reconciliation Date" shall mean the last calendar day of each Reconciliation Period.
     1.18. "Reconciliation Period" shall mean each calendar month of every year.

2.  Purchase and Sale of Receivables.
     2.1. Offer to Sell Receivables. During the term hereof, and provided that there does not then exist any Event of Default or any event that with notice, lapse of time or otherwise would constitute an Event of Default, Seller may request that Buyer purchase receivables and Buyer may, in its sole discretion, elect to purchase receivables. Seller shall deliver to Buyer an Invoice Transmittal with respect to any receivable for which a request for purchase is made. An authorized representative of Seller shall sign each Invoice Transmittal delivered to Buyer. Buyer shall be entitled to rely on all the information provided by Seller to Buyer on or with the Invoice Transmittal and to rely on the signature on any Invoice Transmittal as an authorized signature of Seller.

     2.2. Acceptance of Receivables. Buyer shall have no obligation to purchase any receivable listed on an Invoice Transmittal. Buyer may exercise its sole discretion in approving the credit of each Account Debtor before buying any receivable. Upon acceptance by Buyer of all or any of the receivables described on any Invoice Transmittal, Buyer shall pay to Seller 80 (%) percent of the face amount of each OEM/End Users receivable and 60 (%) percent of the face amount of each Distributors/Resellers receivable Buyer desires to purchase, net of offsets and adjustments. Such payment shall be the "Advance" with respect to such receivable. Buyer may, from time to time, in its sole discretion, change the percentage of the Advance. Upon Buyer's acceptance of the receivable and payment to Seller of the Advance, the receivable shall become a "Purchased Receivable." It shall be a condition to each Advance that (i)all of the representations and warranties set forth in Section 6 of this Agreement be true and correct on and as of the date of the related Invoice Transmittal and on and as of the date of such Advance as though made at and as of each such date, and (ii) no Event of Default or any event or condition that with notice, lapse of time or otherwise would constitute an Event of Default shall have occurred and be continuing, or would result from such Advance. Notwithstanding the foregoing, in no event shall the aggregate amount of all Purchased Receivables outstanding at any time exceed Eight Hundred Thousand and No/100 *** Dollars ($800,000.00).

      2.3. Effectiveness of Sale to Buyer. Effective upon Buyer's payment of an Advance, and for and in consideration therefor and in consideration of the covenants of this Agreement, Seller hereby absolutely sells, transfers and assigns to Buyer, all of Seller's right, title and interest in and to each Purchased Receivable and all monies due or which may become due on or with respect to such Purchased Receivable. Buyer shall be the absolute owner of each Purchased Receivable. Buyer shall have, with respect to any goods related to the Purchased Receivable, all the rights and remedies of an unpaid seller under the California Uniform Commercial Code and other applicable law, including the rights of replevin, claim and delivery, reclamation and stoppage in transit.

     2.4. Establishment of a Reserve. Upon the purchase by Buyer of each Purchased Receivable, Buyer shall establish a reserve. The reserve shall be the amount by which the face amount of the Purchased Receivable exceeds the Advance on that Purchased Receivable (the "Reserve"); provided, the Reserve with respect to OEM/End Users Purchased Receivables outstanding at any one time shall be an amount not less than 20 (%) percent of the Account Balance and an amount not less than 40 (%) percent of the Account Balance with regards to Distributor/Resellers Purchased Receivables and may be set at a higher percentage at Buyer's sole discretion. The reserve shall be a book balance maintained on the records of Buyer and shall not be a segregated fund.

3.  Collections, Charges and Remittances.

     3.1. Collections. Upon receipt by Buyer of Collections, Buyer shall promptly credit such Collections to Seller's Account Balance on a daily basis; provided, that if Seller is in default under this Agreement, Buyer shall apply all Collections to Seller's Obligations hereunder in such order and manner as Buyer may determine. If an item of collection is not honored or Buyer does not receive good funds for any reason, the amount shall be included in the Account Balance as if the Collections had not been received and Finance Charges under Section 3.2 shall accrue thereon.

     3.2. Finance Charges. On each Reconciliation Date Seller shall pay to Buyer a finance charge in an amount equal to 1.50 (%) percent per month of the average daily Account Balance outstanding with regards to OEM/End Users Purchased Receivables and 1.25 (%) per month of the average daily Account Balance with regards to Distributor/Resellers Purchased Receivables outstanding during the applicable Reconciliation Period (the "Finance Charges"). Buyer shall deduct the accrued Finance Charges from the Reserve as set forth in Section 3.5 below.

     3.3. Administrative Fee. On each Reconciliation Date Seller shall pay to Buyer an Administrative Fee equal to .50 (%) percent of the face amount of each Purchased Receivable first purchased during that Reconciliation Period

(the "Administrative Fee"). Buyer shall deduct the Administrative Fee from the Reserve as set forth in Section 3.5 below.

     3.4. Accounting. Buyer shall prepare and send to Seller after the close of business for each Reconciliation Period, an accounting of the transactions for that Reconciliation Period, including the amount of all Purchased Receivables, all Collections, Adjustments, Finance Charges, and the Administrative Fee. The accounting shall be deemed correct and conclusive unless Seller makes written objection to Buyer within thirty (30) days after the Buyer mails the accounting to Seller.

     3.5. Refund to Seller. Provided that there does not then exist an Event of Default or any event or condition that with notice, lapse of time or otherwise would constitute an Event of Default, Buyer shall refund to Seller by check after the Reconciliation Date, the amount, if any, which Buyer owes to Seller at the end of the Reconciliation Period according to the accounting prepared by Buyer for that Reconciliation Period (the "Refund"). The Refund shall be an amount equal to:
     (A) (1) The Reserve as of the beginning of that Reconciliation Period, plus
          (2) the Reserve created for each Purchased Receivable purchased during that Reconciliation Period, minus
     (B)  The total for that Reconciliation Period of:
            (1)  the Administrative Fee;
            (2)  Finance Charges;
            (3)  Adjustments;
            (4) Repurchase Amounts, to the extent Buyer has agreed to accept payment thereof by deduction from the Refund;
            (5) the Reserve for the Account Balance as of the first day of the following Reconciliation Period in the minimum percentage set forth in
Section 2.4 hereof; and
            (6) all amounts due, including professional fees and expenses, as set forth in Section 12 for which oral or written demand has been made by Buyer to Seller during that Reconciliation Period to the extent Buyer has agreed to accept payment thereof by deduction from the Refund. In the event the formula set forth in this Section 3.5 results in an amount due to Buyer from Seller, Seller shall make such payment in the same manner as set forth in
Section 4.3 hereof for repurchases.  If the formula set forth in this Section
3.5 results in an amount due to Seller from Buyer, Buyer shall make such payment by check, subject to Buyer's rights under Section 4.3 and Buyer's rights of offset and recoupment.

4.  Recourse and Repurchase Obligations.

     4.1. Recourse. Buyer's acquisition of Purchased Receivables from Seller shall be with full recourse against Seller. In the event the Obligations exceed the amount of Purchased Receivables and Collateral, Seller shall be liable for any deficiency.

     4.2. Seller's Agreement to Repurchase. Seller agrees to pay to Buyer on demand, the full face amount, or any unpaid portion, of any Purchased
Receivable:
     (A) which remains unpaid ninety (90) calendar days after the invoice date; or

     (B) which is owed by any Account Debtor who has filed, or has had filed against it, any bankruptcy case, assignment for the benefit of creditors, receivership, or insolvency proceeding or who has become insolvent (as defined in the United States Bankruptcy Code) or who is generally not paying its debts as such debts become due; or
     (C) with respect to which there has been any breach of warranty or representation set forth in Section 6 hereof or any breach of any covenant contained in this Agreement; or
     (D) with respect to which the Account Debtor asserts any discount, allowance, return, dispute, counterclaim, offset, defense, right of recoupment, right of return, warranty claim, or short payment; together with all reasonable attorneys' and professional fees and expenses and all court costs incurred by Buyer in collecting such Purchased Receivable and/or enforcing its rights under, or collecting amounts owed by Seller in connection with, this Agreement (collectively, the "Repurchase Amount").

     4.3. Seller's Payment of the Repurchase Amount or Other Amounts Due Buyer. When any Repurchase Amount or other amount owing to Buyer becomes due, Buyer shall inform Seller of the manner of payment which may be any one or more of the following in Buyer's sole discretion: (a) in cash immediately upon demand therefor; (b) by delivery of substitute invoices and an Invoice Transmittal acceptable to Buyer which shall thereupon become Purchased Receivables; (c) by adjustment to the Reserve pursuant to Section 3.5 hereof;
(d) by deduction from or offset against the Refund that would otherwise be due and payable to Seller; (e) by deduction from or offset against the amount that otherwise would be forwarded to Seller in respect of any further Advances that may be made by Buyer; or (f) by any combination of the foregoing as Buyer may from time to time choose.

     4.4. Seller's Agreement to Repurchase All Purchased Receivables. Upon and after the occurrence of an Event of Default, Seller shall, upon Buyer's demand (or, in the case of an Event of Default under Section 9(B), immediately without notice or demand from Buyer) repurchase all the Purchased Receivables then outstanding , or such portion thereof as Buyer may demand. Such demand may, at Buyer's option, include and Seller shall pay to Buyer immediately upon demand, cash in an amount equal to the Advance with respect to each Purchased Receivable then outstanding together with all accrued Finance Charges, Adjustments, Administrative Fees, attorney's and professional fees, court costs and expenses as provided for herein, and any other Obligations. Upon receipt of payment in full of the Obligations, Buyer shall immediately instruct Account Debtors to pay Seller directly, and return to Seller any Refund due to Seller. For the purpose of calculating any Refund due under this Section only, the Reconciliation Date shall be deemed to be the date Buyer receives payment in good funds of all the Obligations as provided in this Section 4.4.

5. Power of Attorney. Seller does hereby irrevocably appoint Buyer and its successors and assigns as Seller's true and lawful attorney in fact, and hereby authorizes Buyer, regardless of whether there has been an Event of Default, (a) to sell, assign, transfer, pledge, compromise, or discharge the whole or any part of the Purchased Receivables; (b) to demand, collect, receive, sue, and give releases to any Account Debtor for the monies due or which may become due upon or with respect to the Purchased Receivables and to compromise, prosecute, or defend any action, claim, case or proceeding relating to the Purchased Receivables, including the filing of a claim or the voting of such claims in any bankruptcy case, all in Buyer's name or Seller's name, as Buyer may choose; (c) to prepare, file and sign Seller's name on any notice, claim, assignment, demand, draft, or notice of or satisfaction of lien or mechanics' lien or similar document with respect to Purchased Receivables;
(d) to notify all Account Debtors with respect to the Purchased Receivables to pay Buyer directly; (e) to receive, open, and dispose of all mail addressed to Seller for the purpose of collecting the Purchased Receivables;
(f) to endorse Seller's name on any checks or other forms of payment on the Purchased Receivables; (g) to execute on behalf of Seller any and all instruments, documents, financing statements and the like to perfect Buyer's interests in the Purchased Receivables and Collateral; and (h) to do all acts and things necessary or expedient, in furtherance of any such purposes. If Buyer receives a check or item which is payment for both a Purchased Receivable and another receivable, the funds shall first be applied to the Purchased Receivable and, so long as there does not exist an Event of Default or an event that with notice, lapse of time or otherwise would constitute an Event of Default, the excess shall be remitted to Seller. Upon the occurrence and continuation of an Event of Default, all of the power of attorney rights granted by Seller to Buyer hereunder shall be applicable with respect to all Purchased Receivables and all Collateral.

6.  Representations, Warranties and Covenants.

     6.1. Receivables' Warranties, Representations and Covenants. To induce Buyer to buy receivables and to render its services to Seller, and with full knowledge that the truth and accuracy of the following are being relied upon by the Buyer in determining whether to accept receivables as Purchased Receivables, Seller represents, warrants, covenants and agrees, with respect to each Invoice Transmittal delivered to Buyer and each receivable described therein, that:
     (A) Seller is the absolute owner of each receivable set forth in the Invoice Transmittal and has full legal right to sell, transfer and assign such receivables;
     (B)  The correct amount of each receivable is as set forth in the
Invoice Transmittal and is not in dispute;
     (C) The payment of each receivable is not contingent upon the fulfillment of any obligation or contract, past or future and any and all obligations required of the Seller have been fulfilled as of the date of the Invoice Transmittal;
     (D) Each receivable set forth on the Invoice Transmittal is based on an actual sale and delivery of goods and/or services actually rendered, is presently due and owing to Seller, is not past due or in default, has not been previously sold, assigned, transferred, or pledged, and is free of any and all liens, security interests and encumbrances other than liens, security interests or encumbrances in favor of Buyer or any other division or affiliate of Silicon Valley Bank;
     (E) There are no defenses, offsets, or counterclaims against any of the receivables, and no agreement has been made under which the Account Debtor may
claim any deduction or discount, except as otherwise   stated in the Invoice
Transmittal;
     (F) Each Purchased Receivable shall be the property of the Buyer and shall be collected by Buyer, but if for any reason it should be paid to Seller, Seller shall promptly notify Buyer of such payment, shall hold any checks, drafts, or monies so received in trust for the benefit of Buyer, and shall promptly transfer and deliver the same to the Buyer;
     (G) Buyer shall have the right of endorsement, and also the right to require endorsement by Seller, on all payments received in connection with each Purchased Receivable and any proceeds of Collateral;

     (H) Seller, and to Seller's best knowledge, each Account Debtor set forth in the Invoice Transmittal, are and shall remain solvent as that term is defined in the United States Bankruptcy Code and the California Uniform Commercial Code, and no such Account Debtor has filed or had filed against it a voluntary or involuntary petition for relief under the United States Bankruptcy Code;
     (I) Each Account Debtor named on the Invoice Transmittal will not object to the payment for, or the quality or the quantity of the subject matter of, the receivable and is liable for the amount set forth on the Invoice Transmittal;
     (J) Each Account Debtor shall promptly be notified, after acceptance by Buyer, that the Purchased Receivable has been transferred to and is payable to Buyer, and Seller shall not take or permit any action to countermand such notification; and
     (K) All receivables forwarded to and accepted by Buyer after the date hereof, and thereby becoming Purchased Receivables, shall comply with each and every one of the foregoing representations, warranties, covenants and agreements referred to above in this Section 6.1.

     6.2. Additional Warranties, Representations and Covenants. In addition to the foregoing warranties, representations and covenants, to induce Buyer to buy receivables and to render its services to Seller, Seller hereby represents, warrants, covenants and agrees that:
     (A) Seller will not assign, transfer, sell, or grant , or permit any lien or security interest in any Purchased Receivables or Collateral to or in favor of any other party, without Buyer's prior written consent;
     (B) The Seller's name, form of organization, chief executive office, and the place where the records concerning all Purchased Receivables and Collateral are kept is set forth at the beginning of this Agreement, Collateral is located only at the location set forth in the beginning of this Agreement, or, if located at any additional location, as set forth on a schedule attached to this Agreement, and Seller will give Buyer at least thirty (30) days prior written notice if such name, organization, chief executive office or other locations of Collateral or records concerning Purchased Receivables or Collateral is changed or added and shall execute any documents necessary to perfect Buyer's interest in the Purchased Receivables and the Collateral;
     (C) Seller shall (i) pay all of its normal gross payroll for employees, and all federal and state taxes, as and when due, including without limitation all payroll and withholding taxes and state sales taxes; (ii) deliver at any time and from time to time at Buyer's request, evidence satisfactory to Buyer that all such amounts have been paid to the proper taxing authorities; and (iii) if requested by Buyer, pay its payroll and related taxes through a bank or an independent payroll service acceptable to Buyer.
     (D) Seller has not, as of the time Seller delivers to Buyer an Invoice Transmittal, or as of the time Seller accepts any Advance from Buyer, filed a voluntary petition for relief under the United States Bankruptcy Code or had filed against it an involuntary petition for relief;
     (E) If Seller owns, holds or has any interest in, any copyrights (whether registered, or unregistered), patents or trademarks, and licenses of any of the foregoing, such interest has been disclosed to Buyer and is specifically listed and identified on a schedule to this Agreement, and Seller shall immediately notify Buyer if Seller hereafter obtains any interest in any additional copyrights, patents, trademarks or licenses that are significant in value or are material to the conduct of its business; and
      (F) Seller shall provide Buyer with a Compliance Certificate (i) on a quarterly basis to be received by Buyer no later than the fifth calendar day following each calendar quarter, and; (ii) on a more frequent or other basis if and as requested by Buyer.

7. Adjustments. In the event of a breach of any of the representations, warranties, or covenants set forth in Section 6.1, or in the event any Adjustment or dispute is asserted by any Account Debtor, Seller shall promptly advise Buyer and shall, subject to the Buyer's approval, resolve such disputes and advise Buyer of any adjustments. Unless the disputed Purchased Receivable is repurchased by Seller and the full Repurchase Amount is paid, Buyer shall remain the absolute owner of any Purchased Receivable which is subject to Adjustment or repurchase under Section 4.2 hereof, and any rejected, returned, or recovered personal property, with the right to take possession thereof at any time. If such possession is not taken by Buyer, Seller is to resell it for Buyer's account at Seller's expense with the proceeds made payable to Buyer. While Seller retains possession of said returned goods, Seller shall segregate said goods and mark them "property of Silicon Valley Financial Services."

8. Security Interest. To secure the prompt payment and performance to Buyer of all of the Obligations, Seller hereby grants to Buyer a continuing lien upon and security interest in all of Seller's now existing or hereafter arising rights and interest in the following , whether now owned or existing or hereafter created, acquired, or arising, and wherever located (collectively, the "Collateral"):
     (A) All accounts, receivables, contract rights, chattel paper, instruments, documents, letters of credit, bankers acceptances, drafts, checks, cash, securities, and general intangibles (including, without limitation, all claims, causes of action, deposit accounts, guaranties, rights in and claims under insurance policies (including rights to premium refunds), rights to tax refunds, copyrights, patents, trademarks, rights in and under license agreements, and all other intellectual property);
     (B) All inventory, including Seller's rights to any returned or rejected goods, with respect to which Buyer shall have all the rights of any unpaid seller, including the rights of replevin, claim and delivery, reclamation, and stoppage in transit;
     (C ) All monies, refunds and other amounts due Seller, including, without limitation, amounts due Seller under this
     Agreement (including Seller's right of offset and recoupment);
     (D) All equipment, machinery, furniture, furnishings, fixtures, tools, supplies and motor vehicles;
     (E) All farm products, crops, timber, minerals and the like (including oil and gas);
     (F) All accessions to, substitutions for, and replacements of, all of the foregoing;
     (G)  All books and records pertaining to all of the foregoing; and
     (H) All proceeds of the foregoing, whether due to voluntary or involuntary disposition, including insurance proceeds.
     Seller is not authorized to sell, assign, transfer or otherwise convey any Collateral without Buyer's prior written consent, except for the sale of finished inventory in the Seller's usual course of business. Seller agrees to sign UCC financing statements, in a form acceptable to Buyer, and any other instruments and documents requested by Buyer to evidence, perfect, or protect the interests of Buyer in the Collateral. Seller agrees to deliver to Buyer the originals of all instruments, chattel paper and documents evidencing or related to Purchased Receivables and Collateral.

9. Default. The occurrence of any one or more of the following shall constitute an Event of Default hereunder.

     (A)  Seller fails to pay any amount owed to Buyer as and when due;
     (B) There shall be commenced by or against Seller any voluntary or involuntary case under the United States Bankruptcy Code, or any assignment for the benefit of creditors, or appointment of a receiver or custodian for any of its assets;
     (C) Seller shall become insolvent in that its debts are greater than the fair value of its assets, or Seller is generally not paying its debts as they become due or is left with unreasonably small capital;
     (D) Any involuntary lien, garnishment, attachment or the like is issued against or attaches to the Purchased Receivables or any Collateral;
     (E) Seller shall breach any covenant, agreement, warranty, or representation set forth herein, and the same is not cured to Buyer's satisfaction within ten (10) days after Buyer has given Seller oral or written notice thereof; provided, that if such breach is incapable of being cured it shall constitute an immediate default hereunder;
     (F) Seller is not in compliance with, or otherwise is in default under, any term of any document, instrument or agreement evidencing a debt, obligation or liability of any kind or character of Seller, now or hereafter existing, in favor of Buyer or any division or affiliate of Silicon Valley Bank, regardless of whether such debt, obligation or liability is direct or indirect, primary or secondary, joint, several or joint and several, or fixed or contingent, together with any and all renewals and extensions of such debts, obligations and liabilities, or any part thereof;
     (G) An event of default shall occur under any guaranty executed by any guarantor of the Obligations of Seller to Buyer under this Agreement, or any material provision of any such guaranty shall for any reason cease to be valid or enforceable or any such guaranty shall be repudiated or terminated, including by operation of law;
     (H) A default or event of default shall occur under any agreement between Seller and any creditor of Seller that has entered into a subordination agreement with Buyer; or
     (I) Any creditor that has entered into a subordination agreement with Buyer shall breach any of the terms of or not comply with such subordination agreement.

10. Remedies Upon Default. Upon the occurrence of an Event of Default, (1) without implying any obligation to buy receivables, Buyer may cease buying receivables or extending any financial accommodations to Seller; (2) all or a portion of the Obligations shall be, at the option of and upon demand by Buyer, or with respect to an Event of Default described in Section 9(B), automatically and without notice or demand, due and payable in full; and (3) Buyer shall have and may exercise all the rights and remedies under this Agreement and under applicable law, including the rights and remedies of a secured party under the California Uniform Commercial Code, all the power of attorney rights described in Section 5 with respect to all Collateral, and the right to collect, dispose of, sell, lease, use, and realize upon all Purchased Receivables and all Collateral in any commercial reasonable manner. Seller and Buyer agree that any notice of sale required to be given to Seller shall be deemed to be reasonable if given five (5) days prior to the date on or after which the sale may be held. In the event that the Obligations are accelerated hereunder, Seller shall repurchase all of the Purchased Receivables as set forth in Section 4.4.

11. Accrual of Interest. If any amount owed by Seller hereunder is not paid when due, including, without limitation, amounts due under Section 3.5, Repurchase Amounts, amounts due under Section 12, and any other Obligations, such amounts shall bear interest at a per annum rate equal to the per annum rate of the Finance Charges until the earlier of (i) payment in good funds or
(ii) entry of a final judgment thereof, at which time the principal amount of any money judgment remaining unsatisfied shall accrue interest at the highest rate allowed by applicable law.

12.   Fees, Costs and Expenses; Indemnification.  The Seller will pay to
Buyer immediately upon demand all fees, costs and expenses (including fees of attorneys and professionals and their costs and expenses) that Buyer incurs or may from time to time impose in connection with any of the following: (a) preparing, negotiating , administering, and enforcing this Agreement or any other agreement executed in connection herewith, including any amendments, waivers or consents in connection with any of the foregoing,
(b) any litigation or dispute (whether instituted by Buyer, Seller or any other person) in any way relating to the Purchased Receivables, the Collateral, this Agreement or any other agreement executed in connection herewith or therewith, (d) enforcing any rights against Seller or any guarantor, or any Account Debtor, (e) protecting or enforcing its interest in the Purchased Receivables or the Collateral, (f) collecting the Purchased Receivables and the Obligations, and (g) the representation of Buyer in connection with any bankruptcy case or insolvency proceeding involving Seller, any Purchased Receivable, the Collateral, any Account Debtor, or any guarantor. Seller shall indemnify and hold Buyer harmless from and against any and all claims, actions, damages, costs, expenses, and liabilities of any nature whatsoever arising in connection with any of the foregoing.

13. Severability, Waiver, and Choice of Law. In the event that any provision of this Agreement is deemed invalid by reason of law, this Agreement will be construed as not containing such provision and the remainder of the Agreement shall remain in full force and effect. Buyer retains all of its rights, even if it makes an Advance after a default. If Buyer waives a default, it may enforce a later default. Any consent or waiver under, or amendment of, this Agreement must be in writing. Nothing contained herein, or any action taken or not taken by Buyer at any time, shall be construed at any time to be indicative of any obligation or willingness on the part of Buyer to amend this Agreement or to grant to Seller any waivers or consents. This Agreement has been transmitted by Seller to Buyer at Buyer's office in the State of California and has been executed and accepted by Buyer in the State of California. This Agreement shall be governed by and interpreted in accordance with the internal laws of the State of California.

14. Account Collection Services. Certain Account Debtors may require or prefer that all of Seller's receivables be paid to the same address and/or party, or Seller and Buyer may agree that all receivables with respect to certain Account Debtors be paid to one party. In such event Buyer and Seller may agree that Buyer shall collect all receivables whether owned by Seller or Buyer and (provided that there does not then exist an Event of Default or event that with notice, lapse or time or otherwise would constitute an Event of Default, and subject to Buyer's rights in the Collateral) Buyer agrees to remit to Seller the amount of the receivables collections it receives with respect to receivables other than Purchased Receivables. It is understood and agreed by Seller that this Section does not impose any affirmative duty on Buyer to do any act other than to turn over such amounts. All such receivables and collections are Collateral and in the event of Seller's default hereunder, Buyer shall have no duty to remit collections of Collateral and may apply such collections to the obligations hereunder and Buyer shall have the rights of a secured party under the California Uniform Commercial Code.

15. Notices. All notices shall be given to Buyer and Seller at the addresses or faxes set forth on the first page of this Agreement and shall be deemed to have been delivered and received: (a) if mailed, three (3) calendar days after deposited in the United States mail, first class, postage pre-paid,
(b) one (1) calendar day after deposit with an overnight mail or messenger service; or (c) on the same date of confirmed transmission if sent by hand delivery, telecopy, telefax or telex.

16. Jury Trial. SELLER AND BUYER EACH HEREBY (a) WAIVE THEIR RESPECTIVE RIGHTS TO A JURY TRIAL ON ANY CLAIM OR ACTION ARISING OUT OF OR IN CONNECTION WITH THIS AGREEMENT, ANY RELATED AGREEMENTS, OR ANY OF THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY; (b) RECOGNIZE AND AGREE THAT THE FOREGOING WAIVER CONSTITUTES A MATERIAL INDUCEMENT FOR IT TO ENTER INTO THIS AGREEMENT; AND (c) REPRESENT AND WARRANT THAT IT HAS REVIEWED THIS WAIVER, HAS DETERMINED FOR ITSELF THE NECESSITY TO REVIEW THE SAME WITH ITS LEGAL COUNSEL, AND KNOWINGLY AND VOLUNTARILY WAIVES ALL RIGHTS TO A JURY TRIAL.

17. Term and Termination. The term of this Agreement shall be for one (1) year from the date hereof, and from year to year thereafter unless terminated in writing by Buyer or Seller. Seller and Buyer shall each have the right to terminate this Agreement at any time. Notwithstanding the foregoing, any termination of this Agreement shall not affect Buyer's security interest in the Collateral and Buyer's ownership of the Purchased Receivables, and this Agreement shall continue to be effective, and Buyer's rights and remedies hereunder shall survive such termination, until all transactions entered into and Obligations incurred hereunder or in connection herewith have been completed and satisfied in full.

18. Titles and Section Headings. The titles and section headings used herein are for convenience only and shall not be used in interpreting this Agreement.

19. Other Agreements. The terms and provisions of this Agreement shall not adversely affect the rights of Buyer or any other division or affiliate of Silicon Valley Bank under any other document, instrument or agreement. The terms of such other documents, instruments and agreements shall remain in full force and effect notwithstanding the execution of this Agreement. In the event of a conflict between any provision of this Agreement and any provision of any other document, instrument or agreement between Seller on the one hand, and Buyer or any other division or affiliate of Silicon Valley Bank on the other hand, Buyer shall determine in its sole discretion which provision shall apply. Seller acknowledges specifically that any security agreements, liens and/or security interests currently securing payment of any obligations of Seller owing to Buyer or any other division or affiliate of Silicon Valley Bank also secure Seller's obligations under this Agreement, and are valid and subsisting and are not adversely affected by execution of this Agreement. Seller further acknowledges that (a) any collateral under other outstanding security agreements or other documents between Seller and Buyer or any other division or affiliate of Silicon Valley Bank secures the obligations of Seller under this Agreement and (b) a default by Seller under this Agreement constitutes a default under other outstanding agreements between Seller and Buyer or any other division or affiliate of Silicon Valley Bank.

     IN WITNESS WHEREOF, Seller and Buyer have executed this Agreement on the day and year above written.

SELLER:    Paradise Innovations, Inc., formerly known as Starlicon
International
           Corporation


By _____/s/ John Hwang__________________________________
Title __President___________________________________



BUYER:     SILICON VALLEY FINANCIAL SERVICES
          A division of Silicon Valley Bank



By_______/s/ Michael Field_________________________________
Title ___Senior Vice President___________________________________
h;\pbl\fctrdocs\sectcert\Fctagr.doc - 9/6/95