Form 10-Q
period 1998-09-30
UNICO INC /NM/
filed 1998-11-16
CIK 766794

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-QSB

             [X]   Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                For the quarterly period ended September 30, 1998

            [ ]   Transition Report Under Section 13 or 15(d) of the
                                  Exchange Act
                     For the transition period from      to

                         Commission file number 0-14973

                                  UNICO, INC.
             ------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                  New Mexico                           85-0270072
             ------------------------------------------------------
            (State or other jurisdiction              (IRS Employer
          of incorporation or organization)        Identification No.)

              2925 Bayview Drive, Fremont, CA                94538
             ------------------------------------------------------
            (Address of principal executive offices)      (Zip Code)

                                 510/770-3990
             ------------------------------------------------------
                         (Issuer's telephone number)


                                     N/A
             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                               Yes[X] No[ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes    No N/A
                                                     ----  ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: September 30, 1998

    As of September 30, 1998, the Registrant had 7,149,428 shares of the Registrant's $0.20 par value common stock outstanding, excluding 3,699 shares held by the Registrant for resale.


Transitional Small Business Disclosure Format (check one):
Yes        No  X
   ------    ------

INDEX TO
REPORT ON FORM 10-QSB

UNICO, INC.



PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets as of September 30, 1998 and June 30, 1998  5

          Statements of Operations for the three months ended
          September 30, 1998 and September 30, 1997                  6

          Statements of Cash Flows for the three months ended
          September 30, 1998 and September 30, 1997                  7

          Notes to Financial Statements                              8


Item 2.   Management's Discussion and Analysis or Plan of
          Operations                                                14


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                         17

Item 2.   Changes in Securities and Use of Proceeds                 17

Item 3.   Defaults Upon Senior Securities                           17

Item 4.   Submission of Matters to a Vote of Security Holders       17

Item 5.   Other Information                                         17

Item 6.   Exhibits and reports on Form 8-K                          17

PART I - FINANCIAL INFORMATION

The interim financial statements included herein were prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles were condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that the interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company Annual Report on Form 10-KSB for the year ended June 30, 1998.

The accompanying interim financial statements were prepared, in all material respects, in conformity with the standards of accounting measurements set forth in Accounting Principles board Opinion No. 28 and reflect, in the opinion of management, all adjustments, which are of a normal recurring nature, necessary to summarize fairly the financial position and results of operations for such periods. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

ITEM 1. FINANCIAL STATEMENTS

UNICO, INC.

Balance Sheets
(Dollars In Thousands)                   September 30,       June 30,
                                                 1998           1998
ASSETS                                     (unaudited)      (audited)
Current Assets
Cash                                         $     30       $     30
Accounts receivable, less $114 and $84
 allowance for doubtful accounts and
 returns, allowances and discounts                805          1,034
Inventories                                       348            434
Prepaid expenses                                   91              4
                                               -------       --------
   Total current assets                         1,274          1,502
                                               -------       --------
Property and Equipment
 Furniture and equipment                           73             38
 Leasehold improvements                             8             25
                                               -------       --------
                                                   81             63
Accumulated depreciation                           12             11
                                               -------       --------
                                                   69             52
                                               -------       --------
Trademark, less $30 and $24
 accumulated amortization                         100            106
Due from Luna                                      14             14
Due from Hwang and Hwang Note                     135            133
Other                                              59              0
Old Unico Investment                            3,163          3,163
                                               -------       --------
                                                3,471          3,416
                                               -------       --------
                                               $4,814        $ 4,970
                                               =======       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank overdrafts                              $     58      $     211
Accounts payable                                  738            433
Deferred revenues                                 180            210
Due RTC                                             0             32
Due Yin                                             0            100
Accrued payroll                                     0             25
                                             ---------      --------
  Total current liabilities                       976          1,011
                                             ---------      --------
Commitments and contingencies
Stockholders' Equity                            3,838          3,959
                                             ---------       -------
                                             $  4,814      $   4,970
                                             =========       =======

                    The accompanying notes are an integral
                    part of these financial statements.

UNICO, INC.

Statements of Operations
(Dollars In Thousands)

                                              Three months ended
                                                    September 30,
                                             1998           1997
                                       (unaudited)    (unaudited)

Net sales                               $   5,075      $   6,204
Cost of goods sold                          4,795          6,096
                                        ---------      ----------
Gross profit                                  280            108
                                        ---------      ----------

Salaries and wages                            154            114
Rent                                           22             13
Trademark amortization                          7              5
Other expenses                                220             42
                                        ---------      ----------
                                              403            174
                                        ---------      ----------
Operating loss                               (123)           (66)
Interest income                                 2              1
                                        ---------      ----------
Net loss                                $    (121)      $    (65)
                                        =========      ==========




Basic earnings (loss) per share          ($ 0.010)     ($  0.006)
                                        =========      ==========



Average shares used in computation     12,077,809     10,952,200



          The accompanying notes are an integral
          part of these financial statements.

UNICO, INC.

Statements of Cash Flows
(Dollars In Thousands)
                                                   Three months ended
                                                         September 30,
                                                  1998           1997
                                            (unaudited)    (unaudited)

Operating cash flows
Net loss                                     $    (121)      $    (65)
Depreciation and amortization                        7              6
Receivables change                                 229           (418)
Inventory change                                    86            (49)
Prepaid expenses change                            (87)            (2)
Accounts payable change                            305              9
Accrued payroll change                             (25)             0
Deferred revenues change                           (30)           (20)
                                             ----------     ----------
Cash provided by (used for) operations             364           (539)
                                             ----------     ----------

Investing cash flows
Property acquisitions                              (18)            (1)
Other assets                                       (61)            54
Paradise cash acquired                               0             42
                                             ----------     ----------
Cash provided by (used in) investing activities    (79)            95
                                             ----------     ----------

Financing cash flows
RTC receivables collected                            0            588
Yin advance                                       (100)             0
Reduction in due RTC                               (32)             0
Bank overdrafts                                   (153)           (48)
                                             ----------     ----------
Cash provided by (used for) financing activities  (285)           540
                                             ----------     ----------


Change in cash                                     Nil             96
Cash - beginning of period                          30            Nil
                                             ----------     ----------
Cash - end of period                         $      30      $      96
                                             ==========     ==========

          The accompanying notes are an integral
          part of these financial statements.

UNICO, INC.

Notes To Financial Statements
September 30, 1998

1. Basis of Presentation

The financial statements include the assets and liabilities of Paradise Innovations, Inc. (Paradise). The Statements of Operations for the period ended September 30, 1997 includes activity for two months for "Old Paradise" acquired on July 31, 1997. All dollar amounts in the tables are in thousands. Unico's old operations, held by Intermountain Refining Corp. (IRC) are included in the investment in Old Unico. The Company accounts for this investment at cost as it cannot use IRC's assets for corporate purposes, has no control over IRC's operations nor its Board of Directors.

2. Earnings per Share

Earnings (loss) per common share is computed as if Unico had issued 5,476,200 of its 6,023,829 common shares issued to acquire Old Unico on October 3, 1996 and they were continuously outstanding. The 5,476 shares of Unico preferred were converted to 5,476,000 shares of Unico common for purposes of this calculation and were also treated as if they had been continuously outstanding from October 3, 1996. No operations of Old Unico are included in the calculation as Old Unico is carried at cost. After July 1, 1998 earnings per share were calculated including 1,125,609 shares of Unico common held by Old Unico's shareholders.

3.  The Company Profile

On June 30, 1998, the Company completed the acquisition of all outstanding shares of Paradise Innovations, Inc. (formerly known as Starlicon International Corporation) by issuing 5,476,200 new shares of common stock and 5,476 new shares of convertible preferred stock. The Company accounted for this acquisition as a reverse acquisition. The new shares are owned by Paradise Innovations, Inc.'s (Paradise) former stockholders. The term "Old Unico" is used to refer to Unico, Inc. prior to the June 30, 1998 acquisition.

Starlicon International Corporation (Starlicon) was incorporated under the laws of the State of California on October 3, 1996. On July 31, 1997, Starlicon acquired certain assets, including the Paradise trademark, owned by Relialogic Technology Corporation, a subsidiary of Osicom Technologies, Inc. On August 4, 1998, Starlicon changed its name to Paradise Innovations, Inc. in order to obtain better brand recognition and to facilitate future acquisitions. Throughout this Form 10-QSB, the Company's Starlicon subsidiary will be referred to as Paradise.

On February 21, 1998, Old Unico entered into a Stock Purchase Agreement (the Agreement) with Starlicon Group, Inc. (SGI) to acquire 100% of the outstanding stock of privately-held Paradise. The acquisition was ultimately completed pursuant to a Novation Agreement (see Form 8-K filed on July 14, 1998). Under the terms of the Novation Agreement, the Company issued 5,476,200 shares of $0.20 par value restricted Common Stock and 5,476 shares of Series A Convertible Preferred Stock to the shareholders of SGI in exchange for 100% of the outstanding stock of Paradise.

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

Through its wholly-owned subsidiary Paradise, the Company markets computer components, including video and sound cards, modems, multimedia products and internet set-top boxes, a proprietary line of computer peripherals under the Paradise trademarked brand name. Paradise's customer base includes private label computer manufacturers and major technology distributors, such as Tech Data, Ingram Micro, D&H Distributing, Almo Distributing, Comark and SED.
Until the middle of September, 1998, a substantial portion of the Company's sales were of chips, both memory and central processing units. The Company is changing the mix by increasing sales of the higher margin proprietary component segment and reducing the sales of the lower margin generic memory segment.

The Company has reviewed the potential impact of Year 2000 issues and believes that the cost to replace and or modify equipment, computer hardware, and computer software will not be material and that Year 2000 issues will not have a material impact on the Company's ability to operate into the next century.

4.  Segments

The Company is engaged in two primary business segments: computer-related products and oil and gas. Through its wholly-owned subsidiary Paradise, it designs and markets computer components. Through its wholly-owned subsidiary IRC, it engages in energy exploration and generation business.

During fiscal 1997 Paradise engaged in one business segment, distributing computer chips, both memory and central processing units. Effective August 1, 1997 with the asset acquisition previously discussed, Paradise began distributing proprietary products and operating in two departments. Paradise is organized by product: chips and components.

All of the Company's oil and gas related operations are held by IRC and disclosed in Note 6.

Segment assets at September 30, 1998 were as follows:

                   Proprietary           Old
 Distribution         Products         Unico     Eliminations        Total
 ------------      -----------        ------     ------------      -------
     $677             $1,246          $3,163         $272           $4,814

Segment operating results for the three months ended September 30, 1998 were as follows:
                    Distri-   Proprietary         Elimi-         Total
                    bution    Products            nations
                    -------   -----------         ------        --------

Revenues            $ 4,139   $    942            $   6         $ 5,075
Interest income           0          2                                2
Depreciation              0          1                                1
Amortization              0          6                                6
Operating loss         (116)        (7)                            (123)


5. The Company Strategy

With the June 30, 1998 acquisition, the Company shifted its focus to its newly acquired hi-tech subsidiary, Paradise. Paradise currently has two primary business departments: marketing and sales of proprietary computer components and peripherals, and chip distribution.

In the marketing and sales of proprietary computer components, the Company is re-orienting its focus to new products such as internet and consumer electronic products. This is part of on-going efforts to create, identify and bring new products to market. As is typical in distribution businesses, new products offer the highest margins and returns on investor equity.

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

The Company's efforts in chip distribution is improving overall operating margins. As of September 1998, it reduced sales of chips for the present.
The Company is evaluating marketing a proprietary line of chips, which it believes will command improved margins. It is improving internal and external management information. Improved internal management information systems
(MIS) will permit better pricing and inventory management of the chips, critical capabilities in a market where prices fluctuate rapidly. External MIS improvements will facilitate the sales process, using the Internet initially for pricing and eventually for sales.

The Company considers acquisitions an integral component of its growth strategy. Opportunities that fit the Company's strategy will be considered for acquisition or alliance.

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

6. Old Unico

Old Unico's assets, liabilities and operations are summarized as follows as of June 30, 1998 and September 30, 1998 and for the three months ended September 30, 1998.

OLD UNICO

Consolidated Condensed Balance Sheets
(Dollars In Thousands)

                                             September 30,          June 30,
                                                     1998              1998
                                               -----------       ------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                    $ 1,153           $ 1,134
     Other current assets                             110                82
      Notes receivable from related
        Parties                                         7                84
                                              ------------          --------
     TOTAL CURRENT ASSETS                           1,270             1,300
                                              ------------          --------
PROPERTY, PLANT AND EQUIPMENT, at cost
     Land, buildings and improvements                 434               434
     Equipment                                        165               165
     Crude oil refining equipment                   1,183             1,183
     Co-generation facilities                         290               290
     Oil and gas properties,
      (successful efforts method)                     895               895
                                              ------------          --------
                                                    2,967             2,967
     Less accumulated depletion
                and depreciation                   (2,040)           (2,005)
                                              ------------          --------
                                                      927               962
                                              ------------          --------
OTHER ASSETS
     Investment in Chatfield Dean                     301               301
     Other assets & deferred charges                  167               176
                                              ------------          --------
                                                      468               477
                                              ------------          --------
                                                  $ 2,665           $ 2,739
                                              ============          ========

OLD UNICO

(Dollars In Thousands)

                                             September 30,           June 30,
                                                     1998               1998
                                              ------------      -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                         $        54         $       49
     Taxes other than income taxes                      3                  3
                                              ------------      -------------
        TOTAL CURRENT LIABILITIES                      57                 52
                                              ------------      -------------

DEFERRED TAXES                                         50                 52

STOCKHOLDERS' EQUITY
     Preferred stock, $0.01 par value,
       authorized 8,000,000 shares, none
       outstanding
     Common stock, $0.20 par value,
       authorized 50,000,000 shares,
       issued and outstanding 1,129,308
       shares                                         226                226
     Additional paid in capital                     2,214              2,214
     Less: Treasury stock 3,699 shares                 (9)                (9)
     Retained earnings                                127                204
                                              ------------       ------------
                                                    2,558              2,635
                                              ------------       ------------
                                                  $ 2,665            $ 2,739
                                              ============       ============

OLD UNICO

Consolidated Condensed Statements Of Operations
(Dollars In Thousands)

                                                   Three months ended
                                                   September 30, 1998
                                                         ------------
REVENUES
     Natural gas sales                                       $    75
                                                         ------------

COSTS AND EXPENSES
     Cost of sales                                                24
     General and administrative                                  111
     Depletion, depreciation
                and amortization                                  35
     Interest, net                                               (14)
                                                         ------------
                                                                 156
                                                         ------------

LOSS BEFORE INCOME TAXES                                         (81)
Current Benefit for income taxes                                   4
                                                         ------------

NET LOSS                                                    $    (77)
                                                         ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Disclaimer

The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Sections 27A and 21E of the Securities Exchange Act of 1934.

Operating Results

Although the comparison of fiscal 1998 and 1999 Results of Operations show an 18% decrease in sales, the gross margin increased significantly, by 159%. This is due to product mix changes. Approximately 94% of the revenues in the first quarter of 1998 were chip sales with low margins. Branded components, however, with higher margins included 19% of revenues in the first quarter of 1999.

There are two reasons for the increase in sales of branded components in the first quarter of 1999. First, sales through the Company's distribution network increased. Management believes that the Company's distribution network has a far greater capacity than is currently being utilized. The augmented sales force will be able to more effectively use this capacity.

Second, the Company identified product lines with good market acceptance. For example, the Company introduced the new V.90 Lucent 56K b.p.s. modem which was responsible for a significant portion of sales volume. Management has identified other products, in internet communications and personal digital information systems. It plans to introduce the internet communications products to its customers at the COMDEX trade show. The COMDEX is an annual event held in Las Vegas, Nevada which has become the major forum for new product introductions for the hi-tech industry. This year it is taking place on the week of November 16, 1998. The Company's new products will be marketed beginning in the second or third quarters of the current fiscal year.

The Company is targeting sales volume of over $50 million in the fiscal year ended June 30, 1999.

Operating expenses as a percentage of sales increased from under 3% in fiscal 1998 to over 7% in fiscal 1999. Other expenses in fiscal 1999 included approximately $70,000 in legal and $55,000 in accounting expenses related to shareholder issues, including acquisitions, unrelated to operations.

Financial Position

Accounts receivable decreased by $229,000 or 22% from June 1998 to September 1998. Chip sales accounted for much of the June 1998 receivables. The decrease in chip sales in the first quarter together with an aggressive collections effort resulted in this decrease. Inventories decreased by $86,000 or 20% from June 1998 to September 1998. All prepaid expenses at September 30 relate to COMDEX. Furniture and equipment at the end of the current quarter includes a new telephone system. Accounts payable increased by $305,000 during the three months ended September 1998. This is due to $381,000 of purchases from Multiwave Innovation, a major vendor (see discussion of Multiwave acquisition under "Current Developments", below) during the period of which $320,000 were payable as of September 30, 1998.

Working Capital, Liquidity and Capital Resources

At September 30, 1998, net working capital was 6.2% of total assets. While the Company's business is working capital intensive, management is attempting to reduce working capital requirements and the Company's financing costs. A program to review accounts receivable and payable terms was launched. The Company expects that the results of this effort will show in the second fiscal quarter. This effort is critical to enable the high growth that management envisions for the Company in the current fiscal year.

In September, the Company signed an agreement with Silicon Valley Bank (SVB) to sell its accounts receivable from time-to-time to SVB. The terms of these sales are 1.5% per month for receivables from OEM/End User customers and 1.25% for receivables from Distributor/Reseller customers, plus a 0.5% service fee.

The amount of receivables sold is limited to $800,000 in receivables sold and outstanding at any time. The Company believes that this agreement will provide liquidity while it reviews its accounts receivable and payable terms. The Company is planning a private placement to obtain equity capitalization in its second fiscal quarter. The Company has initiated conversations with financial institutions to assist in this transaction. The funds raised, if any, will be used for working capital, capital improvements, and to increase its capital resources for possible future acquisitions.

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

Current Developments

On September 24, 1998, the Company's Board of Directors: 1)appointed Mr. Henry Tang as Secretary of the corporation, 2)accepted Ms. Fynna Bernardez's resignation as the former Secretary and 3)determined to change the fiscal year of the Company from February 28 to June 30.

On September 30, 1998, the Company was advised by Nasdaq that its securities should be removed from listing on the Nasdaq Smallcap Market based on their review of the Company's public filings. The Company believes that further discussions with Nasdaq may assist in clarifying certain issues that were raised. Accordingly, it has requested a review of the staff's findings. The Company was advised by Nasdaq that trading in its securities will continue during the pendency of the review of the staff's findings.

On October 5, 1998, the Company issued 50,000 shares of common stock, restricted under Rule 144, to the investment firm of Chatfield Dean & Co. as remuneration for investment banking advice.

In October, the Company rescinded 260,000 shares of common it issued on September 14, 1998 to Mr. John Hwang, the President of the Company and Mr. Ike Suri, a significant shareholder. The Company values the services of these individuals and wishes to continue to benefit from their services. The Company will enter into compensation agreements with them for past and future services. The Company continues to evaluate the appropriateness of issuing another 130,000 shares, to an unrelated third party also on September 14, 1998.

On October 27, 1998, the Company signed a definitive agreement to acquire 100% of the outstanding stock of privately held Multiwave Innovation Pte. Ltd. The agreement calls for Unico to issue $5 million worth of common shares to the current shareholders of Multiwave. At closing, the Company will deliver 2,388,792 shares of common to the sellers.

Multiwave is an engineering company with a focus on research and development which will provide the Company's distribution company, Paradise Innovations, with rapid access to new and exciting products. Multiwave is a pioneer in the design, development, production and marketing of high performance multimedia and Internet related products for brand name sales or OEM contracts. Their products are modem cards, sound cards, Web-TV and various other multimedia upgrade kits and accessories.

Multiwave markets products on a transcontinental scale with sales in Japan, Australia, Malaysia, Korea, Hong Kong, most major European countries, North America and Latin America. Multiwave's largest shareholders are NatSteel Electronics Ltd. and Uraco Holdings Ltd., both publicly held companies listed on the Singapore Stock Exchange. NatSteel has contract manufacturing operations in Singapore, Malaysia, Indonesia, Hungary, China and Mexico. Uraco is a precision manufacturer of disk drives and semiconductor equipment components. NatSteel and Uraco will become significant owners of Unico's common shares following the completion of the merger.

The Multiwave acquisition will have a substantial impact on the Company's financial statements. The Company intends to account for the acquisition using the purchase method. It will increase the Company's net assets. On the statement of operations, it will increase revenues as Multiwave's sales will be consolidated with the Company's.

The Company will file a Form 8-K/A within 60 days from the date due of the Form 8-K disclosing the acquisition. The Form 8-K/A will include audited financial statements and disclose more fully the impacts of the acquisition on the Company's financial statements.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Other than collection actions arising in the ordinary course of the Company's business, no material legal proceedings to which the Company is a party or of which any of its property is subject are pending or known to be contemplated, and the Company knows of no legal proceedings pending or threatened, or judgment against any director or officer of the Company in his or her capacity as such.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company filed a Form S-8 on September 14, 1998 to register 390,000 shares of its common stock it provided to three individuals as compensation for consulting services. Upon further review, the Company deemed it may have inadvertently violated the intent of the Novation Agreement (see Form 8-K filed on July 14, 1998). The Company then rescinded the service contracts and canceled the shares issued to two of the three individuals. It is canceling a total of 260,000 shares: 130,000 shares issued to each of Mr. John Hwang, its current President, and Mr. Ike Suri, a major shareholder of the Company. The Company values the services rendered by these individuals and intends to enter into agreements with them for past and future services. The Company continues to evaluate the propriety of issuing the remaining 130,000 shares issued to an unrelated third party.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In the three months ended September 30, 1998, there were no matters submitted to a vote of security holders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibit

2.1 Stock Purchase Agreement dated November 30, 1997, filed on July 14, 1998 on Form 8-K.
2.2 Novation Agreement dated June 26, 1998, filed on July 14, 1998 on
    Form 8-K.
2.3 Stock Purchase Agreement dated October 27, 1998, filed on November 6, 1998, on Form 8-K.
3.0 Articles of Incorporation and bylaws are incorporated by reference to the Company's registration statement on Form 10 filed September 9, 1986 and amendments thereto filed on July 29, 1994 on Form 8-K.
4.1 Instruments defining the rights of security holders including Indentures are incorporated by reference to the Company's registration statement on Form 10 filed September 9, 1986.
4.2 Instrument defining rights of holders of Series A preferred stock.
4.3 Warrant issued to William N. Hagler.
4.4 Warrant issued to Rick L. Hurt.
10.1 Lease for premises at 2925 Bayview Drive, Fremont, CA, filed on
     Form 10-KSB/A on November 3, 1998, incorporated by reference.

10.2 Lease for telephone equipment filed on Form 10-KSB/A on November 3, 1998, incorporated by reference.
10.3 Contract with Silicon Valley Bank filed on Form 10-KSB/A on November 3, 1998, incorporated by reference.
10.4 Service contracts are incorporated by reference to Form S-8 filed on September 14, 1998.
11.0 Statement regarding computation of per share earnings in Form 10-K filed on June 15, 1998.
23.0 Consent from Weinbaum & Yalamanchi, the Company's independent accountants in the form of their report dated September 9, 1998 in
     Item 7 of Form 10-KSB filed on October 15, 1998.
27.0 Financial data schedule pursuant to Item 601(c) of Regulation S-B in
     Item 1 of this Form 10-QSB.

B. Reports on Form 8-K

In connection with the Stock Purchase Agreement with Starlicon, the Company filed a Form 8-K on July 14, 1998 to report on Items 1 & 2. The financial statements, Item 7, for this transaction were filed on Form 8-K/A on September 15, 1998. They included unaudited financial statements and pro formas for Starlicon and Relialogic. The Company filed a Form 8-K/A on September 28, 1998 to report on Items 2 & 7. The financial statements included audited financial statements for Starlicon and Relialogic. The Company filed a Form 8-K on August 25, 1998 to report on Item 5, a change in the Company's principal executive offices. The Company filed a Form 8-K on August 27, 1998 to report on Items 4 & 7.



                            SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Unico, Inc.
            ---------------------------------------------------------------
                            (Registrant)


Date  November 16, 1998                  /s/ John Hwang
    ------------------            ---------------------------------
                                        Signature(1)
                                        John Hwang
                                        President

Date  November 16, 1998                  /s/ Henry Tang
    ------------------            ---------------------------------
                                        Signature(1)
                                        Henry Tang
                                        Vice President & Secretary


----------------------
(1)  Print name and title of each signing officer under his signature