Form 10-Q
period 1998-12-31
UNICO INC /NM/
filed 1999-02-16
CIK 766794

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

             [X]   Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                For the quarterly period ended December 31, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: December 31, 1998

    As of December 31, 1998, the Registrant had 7,229,428 shares of the Registrant's $0.20 par value common stock outstanding, excluding 3,699 shares held by the Registrant for resale. For accounting purposes, the acquisition of Multiwave was effective as of October 31, 1998. It requires the issuance of 2,388,792 shares. While these shares will be issued in March 1999, for the purposes of this Form 10-QSB, they are treated as if issued on October 31, 1998. The total number of shares deemed to be outstanding as of December 31, 1998 is 9,618,220, in order to properly reflect the Multiwave acquisition described herein.


Transitional Small Business Disclosure Format (check one):
Yes        No  X
   ------    ------

INDEX TO
REPORT ON FORM 10-QSB

UNICO, INC.


PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets as of December 31, 1998 and June 30, 1998   5

          Statements of Operations for the three months ended
          December 31, 1998 and December 31, 1997                    6

          Statements of Operations for the six months ended
          December 31, 1998 and December 31, 1997                    7

          Statements of Cash Flows for the six months ended
          December 31, 1998 and December 31, 1997                    8

          Notes to Financial Statements                              9


Item 2.   Management's Discussion and Analysis or Plan of
          Operations                                                17


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                         20

Item 2.   Changes in Securities and Use of Proceeds                 20

Item 3.   Defaults Upon Senior Securities                           21

Item 4.   Submission of Matters to a Vote of Security Holders       21

Item 5.   Other Information                                         21

Item 6.   Exhibits and reports on Form 8-K                          21

PART I - FINANCIAL INFORMATION

The interim financial statements included herein were prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles were condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that the interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company Annual Report on Form 10-KSB for the year ended June 30, 1998, and the Quarterly Report on Form 10-QSB for the three months ended September 30, 1998.

With the exceptions noted below, the accompanying interim financial statements were prepared, in all material respects, in conformity with the standards of accounting measurements set forth in Accounting Principles board Opinion No. 28 and reflect, in the opinion of management, all adjustments, which are of a normal recurring nature, necessary to summarize fairly the financial position and results of operations for such periods. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

These financial statements herein do not contain complete disclosure of inventory details, other income, other receivables, and 1997 pro-forma information for Multiwave Innovations Pte. Ltd., as its acquisition by and inclusion as a subsidiary of the Company were recent, as of October 31, 1998. This Form 10-QSB will be filed again, complete with all appropriate information, no later than March 15, 1999. The Company will also revise its discussion of operating results after it receives certain information from Multiwave.

ITEM 1. FINANCIAL STATEMENTS

UNICO, INC.
Balance Sheets
(Dollars In Thousands)                    December 31,       June 30,
                                                 1998           1998
ASSETS                                     (unaudited)      (audited)
Current Assets
Cash                                         $  1,707       $     30
Accounts receivable, less $107 and $84
 allowance for doubtful accounts and
 returns, allowances and discounts              4,379          1,034
Inventories                                     4,756            434
Prepaid expenses & other current assets           489              4
                                               -------       --------
   Total current assets                        11,331          1,502
                                               -------       --------
Property and Equipment
 Furniture and equipment                          333             38
 Leasehold improvements                             8             25
                                               -------       --------
                                                  341             63
Accumulated depreciation                           34             11
                                               -------       --------
                                                  307             52
                                               -------       --------
Trademark, less $37 and $24
 accumulated amortization                          93            106
Goodwill, less $34 accumulated amortization     1,003              0
Due from Luna                                       0             14
Due from Hwang and Hwang Note                     137            133
Other                                              90              0
Old Unico Investment                            3,163          3,163
                                               -------       --------
                                                4,486          3,416
                                               -------       --------
                                             $ 16,124       $  4,970
                                               =======       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank overdrafts                              $      0       $    211
Accounts payable                                9,689            433
Deferred revenues                                 150            210
Due RTC                                             0             32
Due Yin                                             0            100
Accrued payroll & other current liabilities       910             25
                                             ---------      --------
Total Current Liabilities                      10,749          1,011
                                             ---------      --------
Long-Term Liabilities                             175              0
                                             ---------      --------
Commitments and contingencies
Stockholders' Equity                            5,200          3,959
                                             ---------      --------
                                             $ 16,124       $  4,970
                                             =========      ========

                    The accompanying notes are an integral
                    part of these financial statements.
                                      5

UNICO, INC.

Statements of Operations
(Dollars In Thousands)

                                              Three months ended
                                                     December 31,
                                             1998           1997
                                       (unaudited)    (unaudited)

Net sales                               $   5,960      $   7,413
Cost of goods sold                          5,300          7,087
                                        ---------      ----------
Gross profit                                  660            326
                                        ---------      ----------

Salaries and wages                            530            144
Rent                                           71             11
Research and development                      117
Amortization                                   41              3
Other expenses                                752             89
                                        ---------      ----------
                                            1,511            247
                                        ---------      ----------
Operating income (loss)                      (851)            79
Interest income, net                            2              0
Other income (expense), net                   186              0
                                        ---------      ----------
Net income (loss)                       $    (663)     $      79
                                        =========      ==========




Basic earnings (loss) per share         ($ 0.0464)     $   0.0072
                                        ==========     ===========



Shares used in computation              14,295,796     10,950,200



          The accompanying notes are an integral
          part of these financial statements.

UNICO, INC.

Statements of Operations
(Dollars In Thousands)

                                                Six months ended
                                                     December 31,
                                             1998           1997
                                       (unaudited)    (unaudited)

Net sales                               $  11,035      $  13,616
Cost of goods sold                         10,094         13,182
                                        ---------      ----------
Gross profit                                  941            434
                                        ---------      ----------

Salaries and wages                            684            258
Rent                                           94             24
Research and development                      117
Amortization                                   47              8
Other expenses                                973            131
                                        ---------      ----------
                                            1,915            421
                                        ---------      ----------
Operating income (loss)                      (974)            13
Interest income, net                            4              1
Other income (expense), net                   186              0
                                        ---------      ----------
Net income (loss)                       $    (784)     $      14
                                        =========      ==========




Basic earnings (loss) per share         ($ 0.0582)     $  0.0013
                                        ==========     ==========



Shares used in computation              13,459,612     10,950,200



          The accompanying notes are an integral
          part of these financial statements.

UNICO, INC.

Statements of Cash Flows
(Dollars In Thousands)
                                                     Six months ended
                                                          December 31,
                                                  1998           1997
                                            (unaudited)    (unaudited)

Operating cash flows
Net loss                                     $    (784)      $     14
Depreciation and amortization                       71             31
Services rendered for stock                         42              0
Receivables change                                (217)          (558)
Inventory change                                   753           (137)
Prepaid expenses change                             93            (44)
Accounts payable change                            989            245
Due from others                                      0           (133)
Other current liabilities change                   (40)             7
Deferred revenues change                           (60)            19
                                             ----------     ----------

Cash provided by (used for) operations             847          (556)
                                             ----------     ----------
Investing cash flows
Property acquisitions                              (56)           (71)
Other assets                                      (113)            63
Multiwave cash acquired                          1,360             42
Long-term liabilities                              175              0
                                             ----------     ----------
Cash provided by
 investing activities                            1,366             34
                                             ----------     ----------
Financing cash flows
RTC receivables collected                            0            588
Yin advance                                       (100)             0
Reduction in due RTC                               (32)             0
Bank overdrafts                                   (404)           (48)
Other equity transactions, net                       0              0
                                             ----------     ----------
Cash provided by (used for)
 financing activities                             (536)           540
                                             ----------     ----------

Change in cash                                   1,677             18
Cash - beginning of period                          30              0
                                             ----------     ----------
Cash - end of period                         $   1,707      $      18
                                             ==========     ==========



          The accompanying notes are an integral
          part of these financial statements.

UNICO, INC.

Notes To Financial Statements
December 31, 1998


1. Basis of Presentation

The financial statements include the assets and liabilities of Paradise Innovations, Inc. (Paradise). The Statements of Operations for the period ended December 31, 1997 includes activity for three and six months for "Old Paradise" acquired on July 31, 1997. The Statements of Operations for the three months ended December 31, 1998 include Multiwave's operations from November 1, 1998. Following the legal closing of the acquisition Uraco Holdings, one of Multiwave's former parents, will convert US$ 2 million of Multiwave's debt to equity as a capital contribution. The capital contribution is treated as if it occurred on October 31, 1998. All dollar amounts in the tables are in thousands. Unico's old operations, held by Intermountain Refining Corp. (IRC) are included in the investment in Old Unico. The Company accounts for this investment at cost as it cannot use IRC's assets for corporate purposes, has no control over IRC's operations nor its Board of Directors.


2. Earnings Per Share

Earnings (loss) per common share is computed as if Unico had issued 5,476,200 of its 6,023,829 common shares issued to acquire Old Unico on October 3, 1996 and they were continuously outstanding. The 5,474 shares of Unico preferred were converted to 5,474,000 shares of Unico common for purposes of this calculation and were also treated as if they had been continuously outstanding from October 3, 1996. The 2,388,792 shares issued to effect the Multiwave acquisition were treated as if outstanding from October 31, 1998. No operations of Old Unico are included in the calculation as Old Unico is carried at cost. After July 1, 1998 earnings per share were calculated including 1,125,609 shares of Unico common held by Old Unico's shareholders.


3.  The Company Profile

On June 30, 1998, the Company completed the acquisition of all outstanding shares of Paradise Innovations, Inc. (formerly known as Starlicon International Corporation) by issuing 5,476,200 new shares of common stock and 5,474 new shares of convertible preferred stock. The Company accounted for this acquisition as a reverse acquisition. The term "Old Unico" is used to refer to Unico, Inc. before the June 30, 1998 acquisition.

Starlicon International Corporation (Starlicon) was incorporated under the laws of the State of California on October 3, 1996. On July 31, 1997, Starlicon acquired certain assets, including the Paradise trademark, owned by Relialogic Technology Corporation (RTC). On August 4, 1998, Starlicon changed its name to Paradise Innovations, Inc. in order to obtain better brand recognition and to facilitate future product and company acquisitions. Throughout this Form 10-QSB, the Company's Starlicon subsidiary will be referred to as Paradise.

On February 21, 1998, Old Unico entered into a Stock Purchase Agreement (the Agreement) with Starlicon Group, Inc. (SGI) to acquire 100% of the outstanding stock of privately-held Paradise. The acquisition was ultimately completed pursuant to a Novation Agreement (see Form 8-K filed on July 14, 1998). Under the terms of the Novation Agreement, the Company issued 5,476,200 shares of $0.20 par value restricted Common Stock and 5,474 shares of Series A Convertible Preferred Stock to the shareholders of SGI in exchange for 100% of the outstanding stock of Paradise.

As part of the Novation Agreement, all of Old Unico's assets not owned by Intermountain Refining Co., Inc. (IRC) were transferred to IRC in satisfaction of certain inter-company obligations and as a contribution to IRC's capital. IRC is operated and managed at the sole discretion of IRC's management with a nominee holding Old Unico's proxy to vote IRC's shares.

As a result of the Paradise acquisition, the Company has two operating entities in unrelated industries, Paradise and IRC. IRC was incorporated as a New Mexico corporation in July 1985. It conducts three categories of business: petroleum product refining and processing, electrical energy production and natural gas production.

Through its wholly-owned subsidiary Paradise, the Company markets computer peripherals, including video and sound cards, modems, multimedia products and internet set-top boxes, a proprietary line of computer peripherals under the Paradise trademarked brand name. Paradise's customer base includes private label computer manufacturers and major technology distributors, such as Tech Data, Ingram Micro, D&H Distributing, Almo Distributing, Comark and SED.

The Company intends to focus on its core competence, which is the design, manufacture, marketing and distribution of computer peripherals and internet communication products. Subject to approval by its shareholders, it has acquired Multiwave Innovation Pte. Ltd., a Singapore-based design and engineering firm which will enhance the Company's ability to bring innovative products to market quickly and extend its distribution capabilities in Europe and Asia. The Company has also decided to spin off its energy related assets currently held by IRC to its shareholders of record as of February 12, 1999.

At its next annual shareholders' meeting scheduled for March 5, 1999, the Company is requesting that its shareholders grant its Board of Directors the authority to negotiate with IRC's management and to consummate a spin-off of IRC, as IRC's business lies outside the Company's high-tech industry focus. It is also requesting approval and ratification of the Multiwave acquisition.

On December 3, 1998, the Company waived its request for a hearing and voluntarily removed its common shares from listing on the Nasdaq SmallCap Market. The shares are now traded on the Over The Counter (OTC) electronic Bulletin Board. The action was taken following discussions with Nasdaq staff on various issues facing the Company, including the staff's September 30, 1998, notification that its shares would be removed from listing on its SmallCap Market. The Company plans to apply for a listing on a globally recognized U.S. stock exchange.

The Company has reviewed the potential impact of Year 2000 issues and believes that the cost to replace and or modify equipment, computer hardware, and computer software will not be material and that Year 2000 issues will not have a material impact on the Company's ability to operate into the next century.

4.  Segments

The Company is engaged in two primary business industries: computer-related products and oil and gas. Through its wholly-owned subsidiary Paradise, it designs and markets computer peripherals. Through its wholly-owned subsidiary IRC, it engages in energy exploration and generation business.

During fiscal 1997 Paradise, the Company's operating subsidiary, engaged in one business segment, distributing computer chips, both memory and central processing units. Effective August 1, 1997 with the asset acquisition previously discussed, Paradise began distributing proprietary products and operating in two segments. Paradise is organized by product segments: chips and proprietary products.

All of the Company's oil and gas related operations are held by IRC and disclosed in Note 6.

Segment assets at December 31, 1998 were as follows:

                 Proprietary            Old         Elimi-
 Distribution       Products          Unico       nations         Total
 ------------    -----------         ------      --------     ---------
     $522            $14,720         $3,163      ($ 2,281)     $ 16,124

Segment operating results for the three months ended December 31, 1998 were as follows:
                      Distri-    Proprietary         Elimi-
                      bution        Products       nations        Total
                     -------     -----------      --------     --------

Revenues             $   380       $  9,285      ($ 3,705)     $  5,960
Interest income            0              2             0             2
Depreciation               0             23             0            23
Amortization               0              7            34            41
Operating loss           (32)          (749)          (70)         (851)

Segment operating results for the six months ended December 31, 1998 were as follows:
                      Distri-    Proprietary         Elimi-
                      bution        Products       nations        Total
                     -------     -----------      --------     --------

Revenues             $ 4,519       $ 10,227      ($ 3,711)     $ 11,035
Interest income            0              4             0             4
Depreciation               0             24             0            24
Amortization               0             13            34            47
Operating loss          (148)          (756)          (70)         (974)

5. The Company Strategy

The Company shifted its focus to its newly acquired hi-tech subsidiary, Paradise Innovations, Inc. (Paradise) with the June 30, 1998 reverse acquisition of Paradise (formerly known as Starlicon International Corporation). Paradise currently has two primary business segments: designing, manufacturing, marketing and sales of proprietary computer peripherals, multimedia products, and internet related communications products; and chip distribution.

Consistent with the new focus, on October 27, 1998, the Company signed a definitive agreement to acquire all issued and outstanding shares of Multiwave Innovation Pte. Ltd. (Multiwave), a Singapore-based engineering company with a focus on research and development of high performance multimedia and Internet communications products. Multiwave was formerly owned primarily by NatSteel Electronics, Ltd., one of the world's top custom manufacturer of high-tech products with clients such as Apple Computers, IBM and Hewlett-Packard, and by Uraco Holdings Ltd., a precision manufacturer. Both NatSteel and Uraco are publicly traded on the Singapore stock exchange. Multiwave has been operating as Paradise Innovations (Asia) Pte. Ltd. (Paradise Asia), a wholly owned subsidiary of the Company, since October 31, 1998.

With the Multiwave acquisition, the Company is establishing worldwide distribution and partnerships with global manufacturing companies to bring exciting new products to market quickly as demanded by the hi-tech industry. The Company continues to contemplate acquisitions of products and companies that fit its strategy of identifying and creating products that can be distributed in high volumes by its worldwide distribution partners.

At the 1998 Fall Comdex, the high-tech trade show held in Las Vegas, the Company announced the product launch of Internet set-top boxes, which is currently in the evaluation phase by major cable companies, ISPs and top branded consumer electronic manufacturers. The Company expects that sales volumes and margins will increase when this product reaches the market in the very near future. In addition, the Company continues to research and develop future products to be launched.

The Internet set-top boxes will comprise a substantial part of the Company's future sales in the remaining quarters of fiscal 1999 and beyond. They will command higher unit prices, raising the sales run rate in the remaining quarters of the fiscal year and beyond.


6. Old Unico

Old Unico's consolidated balance sheets are summarized as of June 30, 1998 and December 31, 1998, and its consolidated statement of operations for the three months ended December 31, 1998, as follows:

OLD UNICO

Consolidated Condensed Balance Sheets
(Dollars In Thousands)

                                              December 31,          June 30,
                                                     1998              1998
                                               -----------       ------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                    $ 1,116           $ 1,134
     Other current assets                             156                82
     Notes receivable from related
        Parties                                         -                84
                                              ------------          --------
     TOTAL CURRENT ASSETS                           1,272             1,300
                                              ------------          --------
PROPERTY, PLANT AND EQUIPMENT, at cost
     Land, buildings and improvements                 434               434
     Equipment                                        165               165
     Crude oil refining equipment                   1,183             1,183
     Co-generation facilities                         290               290
     Oil and gas properties,
      (successful efforts method)                     895               895
                                              ------------          --------
                                                    2,967             2,967
     Less accumulated depletion
                and depreciation                   (2,073)           (2,005)
                                              ------------          --------
                                                      894               962
                                              ------------          --------
OTHER ASSETS
     Investment in Chatfield Dean                     175               301
     Other assets & deferred charges                  168               176
                                              ------------          --------
                                                      343               477
                                              ------------          --------
                                                  $ 2,509           $ 2,739
                                              ============          ========

OLD UNICO

(Dollars In Thousands)

                                              December 31,           June 30,
                                                     1998               1998
                                              ------------      -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                         $       163         $       49
     Taxes other than income taxes                      3                  3
                                              ------------      -------------
        TOTAL CURRENT LIABILITIES                     166                 52
                                              ------------      -------------

DEFERRED TAXES                                          -                 52

STOCKHOLDERS' EQUITY
     Preferred stock, $0.01 par value,
       authorized 8,000,000 shares, none
       outstanding
     Common stock, $0.20 par value,
       authorized 50,000,000 shares,
       issued and outstanding 1,129,308
       shares                                         226                226
     Additional paid in capital                     2,214              2,214
     Less: Treasury stock 3,699 shares                 (9)                (9)
     Retained earnings (accumulated deficit)          (88)               204
                                              ------------       ------------
                                                    2,343              2,635
                                              ------------       ------------
                                              $     2,509         $    2,739
                                              ============       ============

OLD UNICO

Consolidated Condensed Statements Of Operations
(Dollars In Thousands)

                                                             For Periods Ended
                                                             December 31, 1998

                                                    Three Months    Six Months
                                                    ------------  ------------
REVENUES
     Natural gas sales                                  $    94      $    169
                                                    ------------  ------------

COSTS AND EXPENSES
     Cost of sales                                           14            38
     General and administrative                             439           550
     Gain on realization of investment                     (125)         (125)
     Depletion, depreciation
                and amortization                             34            69
     Interest, net                                          (11)          (25)
     Bad debt expense                                         8             8
                                                    ------------  ------------
                                                            359           515
                                                    ------------  ------------

LOSS BEFORE INCOME TAXES                                   (265)         (346)
Current Benefit for income taxes                             50            54
                                                    ------------  ------------

NET LOSS                                               $   (215)     $   (292)
                                                    ============  ============



7. Multiwave Acquisition

On October 31, 1998, the Company purchased Multiwave for 2,388,792 shares of common stock stock valued at $2,000,000 and incurred $123,000 in expenses to effect the acquisition. The non-cash effects of the acquisition were excluded from the Statements of Cash Flows. The assets acquired and liabilities assumed were:

         Cash                                 $  1,360
         Receivables                             3,128
         Inventory                               5,075
         Prepaid expenses                          128
         Other assets                              540
         Property and equipment                    222
                                              ---------
                                                10,453
         Less:   Accounts payable               (8,267)
                 Bank overdrafts                  (193)
                 Other liabilities                (907)
                                              ---------

                                              $  1,086
                                              =========

8. Pro Forma Statements of Operations (Unaudited)

This pro forma Statement of Operations presents the effects of the Multiwave acquisition as if it occurred on June 30, 1998. The pro forma statement of operations is not necessarily indicative of the results of operations and financial position which will be attained in the future.

                        Unico
                       Before               Pro Forma     Pro Forma
                  Acquisition  Multiwave  adjustments  Consolidated
                  ----------- ----------  -----------  ------------

Revenues           $ 11,035     $ 9,153    $(381)(b)     $ 19,807
Cost of sales        10,094       8,156     (381)(b)       17,869
                  ----------- ----------  -----------  ------------
Gross profit            941         997                     1,938
Operating expenses    1,915       1,175       68 (a)        3,158
                  ----------- ----------  -----------  ------------
Operating income
 (loss)                (974)       (178)     (68)          (1,220)
Other income
 (charges)              190         492                       682
                  ----------- ----------  -----------  -------------
Net income (loss)  $   (784)    $   314   $  (68)        $   (538)
                  =========== ==========  ===========  =============

Basic earnings
(loss)per share    $(0.0582)    $0.1972                  $(0.0357)
                  =========== ==========               =============

Weighted average shares
 outstanding     13,459,612   1,592,512                 15,052,124

(a) To record goodwill amortization.
(b) To eliminate intercompany sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Disclaimer

The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Sections 27A and 21E of the Securities Exchange Act of 1934.

Operating Results

Although the comparison of fiscal 1998 and 1999 Results of Operations for the most current three month periods shows a 20% sales decrease, gross margin increased significantly, by 102%. This is due to management's efforts to change product mix. 89% of the revenues in the second quarter of 1998 were chip sales with low margins. In contrast, branded components with higher margins comprised 94% of revenues in the second quarter of 1999.

There are two reasons for the increase in sales of branded components in the second quarter of 1999. First, sales through the Company's distribution network increased as a result of targeted sales efforts. Second, and more importantly, the acquisition of Multiwave augmented the sales of these branded items, particularly in Europe and Asia.

Excluding Multiwave sales, chip sales decreased from $6.6 million in the second quarter of fiscal 1998 to $380,000 in the current quarter. These sales resulted in $22,000 in gross margin in the quarter ending December 31, 1998. Branded component sales decreased from $826,000 in this same period last fiscal year to $616,000 in the current quarter. These sales generated approximately $25,000 in margin in the quarter ending December 31, 1998. The low margin is due to approximately $90,000 in credits issued for price protection and customer advertising. For the six month period ending
December 31, 1998, chip sales decreased from $12.5 million to $4.5 million, excluding Multiwave sales. Branded component sales increased from $1.2 to $1.6 million, an increase of 35%.

Operating expenses as a percentage of sales for the most current three month period increased from 3% in fiscal 1998 to 25% in fiscal 1999. Salaries and wages increased significantly, due to the Multiwave acquisition. This anticipated increase is a result of the added engineering and R&D capabilities which enable the Company to more fully utilize its distribution network with newly developed products. With the Acquisition, the Company gained a Singapore subsidiary and increased rent expenses.

Excluding Multiwave expenses, the Company estimates that operating expenses increased to $312,000, an increase of $65,000 from the second quarter of the last fiscal year. With the Company's new Fremont facility, rent and associated expenses increased as a result of the move. In addition, the Company built staff, particularly in marketing and administration, in anticipation of growth through internal efforts and acquisitions, such as Multiwave. The Company estimates that operating expenses for the six month period ending December 31, 1998 increased by about $349,000 from the same period last fiscal year to approximately $770,000.

Approximately $34,000 of the reported amortization in the second quarter of 1999 is a result of goodwill. Approximately 37% of the increase in the category other expenses of the Statement of Operations can be attributed to the acquisition. The category other expenses in the current quarter also includes over $300,000 for Comdex and $36,000 for advertising expenses.

The Results of Operations for the six month periods ending December 31, 1997 and 1998 reflected a 19% decrease in sales with a 117% increase in margin. Operating expenses as a percentage of sales for the period increased from 3% in fiscal 1998 to 17% in fiscal 1999.

Financial Position

Accounts receivable, inventories and prepaid expenses increased by $3,345,000, $4,322,000 and $485,000, respectively, from June 1998 to December 1998. The increases are attributable to the Multiwave acquisition. The balance sheet category prepaid expenses and other current assets include other receivables of approximately $306,000, prepaid Director's and Officer's insurance in the amount of $61,000, and prepaid inventory of $22,000. Furniture and equipment at the end of the current quarter increased by $278,000 which resulted from the acquisition. Accounts payable increased by $9,256,000 during the six months ended December 1998, also as a result of the acquisition.


Working Capital, Liquidity and Capital Resources

At December 31, 1998, net working capital was 3.6% of total assets. While the Company's business is working capital intensive, management is reducing working capital requirements and the Company's financing costs. A program to review accounts receivable and payable terms reduced the day sales outstanding
(DSO) in the U.S. to less than thirty days. With the acquisition, the Company intends to undergo a similar review of its Singapore operation.

In September, the Company signed an agreement with Silicon Valley Bank (SVB) to sell its accounts receivable from time-to-time to SVB. The terms of these sales are 1.5% per month for receivables from OEM/End User customers and 1.25% for receivables from distributor/reseller customers, plus a 0.5% service fee. The amount of receivables sold and outstanding at any time is limited to $800,000. The Company believes that this agreement will provide working capital liquidity while it continues to review its accounts receivable and payable terms.

The Company has approached banks to obtain asset-based lines of credit. It anticipates that the growth in operations targeted by the Company will require financing above normal operating requirements. The funds raised will be used for working capital, capital improvements, and to fund growth.

The Company is planning a private placement to obtain equity capitalization and resources for potential acquisitions. It worked diligently in that direction during the second fiscal quarter and is hopeful for closure in the near future.

The Company believes that its cash balances and available credit are sufficient to meet anticipated operating requirements for the foreseeable future. There can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required nor that any such required additional capital will be available on reasonable terms, if at all.


Current Developments

On September 24, 1998, the Company's Board of Directors: 1) appointed Mr. Henry Tang as Secretary of the corporation, 2) accepted Ms. Fynna Bernardez's resignation as the former Secretary and 3) determined to change the fiscal year of the Company from February 28 to June 30.

On September 30, 1998, the Company was advised by Nasdaq that its securities should be removed from listing on the Nasdaq Smallcap Market based on its staff's review of the Company's public filings. The Company waived its rights to a hearing with Nasdaq and voluntarily placed its common stock for listing on Over the Counter electronic Bulletin Board. The Company plans to apply for listing on a globally recognized national stock exchange.

On October 5, 1998, the Company issued 50,000 shares of common stock, restricted under Rule 144, to the investment firm of Chatfield Dean & Co. as remuneration for investment banking advice.

In October, the Company rescinded 260,000 shares of common it issued on September 14, 1998 to Mr. John Hwang, the President of the Company and Mr. Ike Suri, a significant shareholder. The Company values the services of these individuals and wishes to continue to benefit from their services. The Company will enter into compensation agreements with them for past and future services. The Company concluded it is prudent to rescind the service contract to an unrelated third party which resulted in the issuance of another 130,000 shares, also on September 14, 1998. The Company has placed a hold on 100,000 shares and continues to negotiate with the third party on the return of the remaining 30,000 shares. The Company also acknowledges that it should compensate the party for past services.

On October 27, 1998, the Company signed a definitive agreement to acquire 100% of the outstanding stock of privately held Multiwave Innovation Pte. Ltd. The agreement calls for Unico to issue 2,388,792 shares of common shares to the current shareholders of Multiwave. These shares have been appraised by Cronkite and Kissell, Inc., a valuations firm, at $2 million.

Multiwave is an engineering company with a focus on research and development which will provide the Company's distribution company, Paradise Innovations, with rapid access to new and exciting products. Multiwave is a pioneer in the design, development, production and marketing of high performance multimedia and Internet related products for brand name sales or OEM contracts. Their products are modem cards, sound cards, Internet set-top boxes and various other multimedia upgrade kits and Internet related products.

Multiwave markets products on a transcontinental scale with sales in Japan, Australia, Malaysia, Korea, Hong Kong, most major European countries, North America and Latin America. Multiwave's largest former shareholders are NatSteel Electronics Ltd. and Uraco Holdings Ltd., both publicly held companies listed on the Singapore Stock Exchange. NatSteel has contract manufacturing operations in Singapore, Malaysia, Indonesia, Hungary, China and Mexico. Uraco is a precision manufacturer of disk drives and semiconductor equipment components. NatSteel and Uraco will become significant owners of Unico's common shares following the completion of the merger.

The Multiwave acquisition has a substantial impact on the Company's financial statements. The Company accounts for the acquisition using the purchase method. It increases the Company's net assets on its balance sheet. On the statement of operations, it increases revenues as Multiwave's sales were consolidated with the Company's as of October 31, 1998 and Multiwave began operating as Paradise Asia, a wholly owned subsidiary of the Company.

Following the closing of the acquisition and the exchange of shares, Multiwave will convert US$2,000,000 of its debt to Uraco Holdings, one of its former parents, into equity as a capital contribution. This Form 10-Q treats this capital contribution as if it had occurred on October 31, 1998.

The Company filed a Form 8-K on November 6, 1998 disclosing the acquisition, and a Form 8-K/A on January 22, 1999 disclosing Multiwave's audited financial statements. Within a few days, it will file another Form 8-K/A with the pro-forma financial statements. Identical pro-forma financial statements are disclosed in the preliminary proxy statement filed on February 12, 1999.

On January 8, 1999, the Company retained the New Mexico law firm of Sutin, Thayer & Browne to be its corporate counsel. The firm is presently engaged in assisting the Company with negotiations with IRC management for the spin-off, in preparations for the annual shareholder meeting, acquisitions, and other legal matters.

On February 1, 1999, Mr. Ike Suri, one of the Company's largest shareholders and a director of Starlicon Group, Inc., Paradise's former parent company, accepted the positions of Chairman of the Board and Chief Executive Officer of the Company. He brings to the Company wide experience with investment banking and management of high-tech companies. Mr. Suri and Mr. John Hwang have partnered in previous successful ventures.



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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company filed a Form S-8 on September 14, 1998 to register 390,000 shares of its common stock it provided to three individuals as compensation for consulting services. Upon further review, the Company deemed it may have inadvertently violated the intent of the Novation Agreement (see Form 8-K filed on July 14, 1998). Following a prudent course of action and with their agreements, the Company rescinded the service contracts and canceled the shares issued to two of the three individuals, Mr. John Hwang, its current President, and Mr. Ike Suri, a major shareholder of the Company, and, as of February 1, 1999, its Chairman and Chief Executive Officer. The Company values the services rendered by these individuals and intends to enter into agreements with them for past and future services.

After further review, the Company decided to rescind the service contract with the third unrelated party and has canceled 100,000 of the 130,000 shares previously issued to him. The Company continues to negotiate with the party regarding the 30,000 remaining shares. The Company acknowledges it should compensate the party for past services rendered. The Company canceled a total of 360,000 of the 390,000 shares issued for this purpose.

On October 5, 1998, the Company issued 50,000 shares of its common stock as compensation to Chatfield Dean & Co. for investment banking services and advice.

Once shareholder approval has been obtained in the annual shareholders' meeting on March 5, 1999, the Company will issue 2,388,792 shares of common stock to consummate the Multiwave acquisition. It is anticipated that this will occur in March 1999.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In the three months ended December 31, 1998, there were no matters submitted to a vote of security holders.


ITEM 5. OTHER INFORMATION

On January 8, 1999, the Company retained the New Mexico law firm of Sutin, Thayer & Browne (Sutin) to be its corporate counsel. The firm is presently engaged in assisting the Company with negotiations with IRC management for the spin-off, in preparations for the annual shareholder meeting, acquisitions, and other legal matters. No compensation to Sutin is on a contingent basis; fees will be settled with cash.

On February 1, 1999, Mr. Ike Suri, one of the Company's largest shareholders and a director of Starlicon Group, Inc., Paradise's former parent company, accepted the positions of Chairman of the Board and Chief Executive Officer of the Company. He brings to the Company wide experience with investment banking and management of high-tech companies. Mr. Suri and Mr. John Hwang have partnered in previous successful ventures.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

2.1 Stock Purchase Agreement dated October 27, 1998, filed on November 6, 1998, on Form 8-K.
2.2 Preliminary Proxy Statement and related materials filed on February 12, 1999 Schedule Pre 14A.
3.0 Articles of Incorporation and bylaws are incorporated by reference to the Company's registration statement on Form 10 filed September 9, 1986 and amendments thereto filed on July 29, 1994 on Form 8-K. Restated and amended Articles of Incorporation are filed as an exhibit on February 12, 1999 Schedule Pre 14A.
4.1 Instruments defining the rights of security holders including
    Indentures are incorporated by reference to the Company's registration statement on Form 10 filed September 9, 1986.
    Instrument defining rights of holders of Series A preferred stock.
4.3 Warrant issued to William N. Hagler.
4.4 Warrant issued to Rick L. Hurt.
10.1 Lease for premises at 2925 Bayview Drive, Fremont, CA, filed on
     Form 10-KSB/A on November 3, 1998, incorporated by reference.
10.2 Lease for telephone equipment filed on Form 10-KSB/A on November 3, 1998, incorporated by reference.
10.3 Contract with Silicon Valley Bank filed on Form 10-KSB/A on November 3, 1998, incorporated by reference.

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


B. Reports on Form 8-K

The Company filed a Form 8-K on October 5, 1998 as it was advised by Nasdaq that the securities of the Company should be removed from listing on the Nasdaq SmallCap Market based on their review of the Company's public filings.

On October 6, 1998, the Company filed a Form 8-K disclosing: (1) a change in the Company's fiscal year end from February 28 to June 30, (2) the appointment of Mr. Henry Tang as Secretary of the Corporation, (3) the acceptance of Ms. Fynna Bernardez's resignation as the former Secretary.

The Company filed a Form 8-K on November 5, 1998 disclosing its cancellation of the 130,000 shares issued to each of Messrs. John Hwang and Ike Suri.

On November 6, 1998, the Company filed a Form 8-K to disclose that the Company signed a definitive agreement, in the form of a stock purchase agreement, to purchase all issued and outstanding shares of Multiwave Innovation Pte. Ltd.

The Company filed a Form 8-K on November 24, 1998 disclosing it canceled the 130,000 shares issued to a third party. The Company has placed a hold on 100,000 of the shares and is negotiating with the party on the remaining 30,000 shares. The Company acknowledges it needs to compensate him for past services rendered.

On December 16, 1998, the Company filed a Form 8-K disclosing the placement of its common shares for trading on the OTC bulletin board after it voluntarily removed them from listing on the Nasdaq SmallCap Market.

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Unico, Inc.
            ---------------------------------------------------------------
                            (Registrant)


Date February 16, 1999                  /s/ John Hwang
    ------------------            ---------------------------------
                                        Signature(1)
                                        John Hwang
                                        President

Date February 16, 1999                  /s/ Henry Tang
    ------------------            ---------------------------------
                                        Signature(1)
                                        Henry Tang
                                        Vice President & Secretary

----------------------
Print name and title of each signing officer under his signature.