Form 10QSB/A
period 1998-12-31
UNICO INC /NM/
filed 1999-02-23
CIK 766794

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB/A

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

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes    No N/A
                                                     ----  ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: December 31, 1998

    As of December 31, 1998, the Registrant had 7,229,428 shares of the Registrant's $0.20 par value common stock outstanding, excluding 3,699 shares held by the Registrant for resale. For accounting purposes, the acquisition of Multiwave was effective as of October 31, 1998. It requires the issuance of 2,388,792 shares. While these shares will be issued in March 1999, for the purposes of this Form 10-QSB/A, they are treated as if issued on October 31, 1998. The total number of shares deemed to be outstanding as of December 31, 1998 is 9,618,220, in order to properly reflect the Multiwave acquisition described herein.


Transitional Small Business Disclosure Format (check one):
Yes        No  X
   ------    ------

INDEX TO
REPORT ON FORM 10-QSB/A

UNICO, INC.


PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets as of December 31, 1998 and June 30, 1998   5

          Statements of Operations for the three months ended
          December 31, 1998 and December 31, 1997                    6

          Statements of Operations for the six months ended
          December 31, 1998 and December 31, 1997                    7

          Statements of Cash Flows for the six months ended
          December 31, 1998 and December 31, 1997                    8

          Notes to Financial Statements                              9


Item 2.   Management's Discussion and Analysis or Plan of
          Operations                                                18


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                         22

Item 2.   Changes in Securities and Use of Proceeds                 22

Item 3.   Defaults Upon Senior Securities                           22

Item 4.   Submission of Matters to a Vote of Security Holders       23

Item 5.   Other Information                                         23

Item 6.   Exhibits and reports on Form 8-K                          23

PART I - FINANCIAL INFORMATION

This Form 10-QSB/A is the final and complete form and replaces the Form 10-QSB filed on February 16, 1999. That form did not contain certain items of information, such as inventory detail and the pro forma financial information, shown herein. Item 2, Management's Discussion and Analysis or Plan of Operation, and the Notes to the Financial Statements have been revised for more accuracy and clarity.

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
                                             =========      ========

                    The accompanying notes are an integral
                    part of these financial statements.
                                      5

UNICO, INC.

Statements of Operations
(Dollars In Thousands)

                                              Three months ended
                                                     December 31,
                                             1998           1997
                                       (unaudited)    (unaudited)

Net sales                               $   5,960      $   7,413
Cost of goods sold                          5,300          7,087
                                        ---------      ----------
Gross profit                                  660            326
                                        ---------      ----------

Salaries and wages                            530            144
Rent                                           71             11
Research and development                      117
Amortization                                   41              3
Other expenses                                752             89
                                        ---------      ----------
                                            1,511            247
                                        ---------      ----------
Operating income (loss)                      (851)            79
Interest income, net                            2              0
Other income (expense), net                   186              0
                                        ---------      ----------
Net income (loss)                       $    (663)     $      79
                                        =========      ==========




Basic earnings (loss) per share         ($ 0.0464)     $  0.0072
                                        ==========     ==========



Shares used in computation              14,295,796     10,950,200



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

UNICO, INC.

Notes To Financial Statements
December 31, 1998


1. Basis of Presentation

The financial statements include the assets and liabilities of Paradise Innovations, Inc. (Paradise). The Statements of Operations for the period ended December 31, 1997 include activity for three and six months for "Old Paradise" acquired on July 31, 1997. The Statements of Operations for the three months ended December 31, 1998 include Multiwave's operations from November 1, 1998. Following the legal closing of the acquisition, Uraco Holdings, one of Multiwave's former parents along with some other Multiwave shareholders, will convert US$ 2 million of Multiwave's debt to equity as a capital contribution. The capital contribution is treated as if it occurred on October 31, 1998. All dollar amounts in the tables are in thousands. Unico's old operations, held by Intermountain Refining Corp. (IRC) are included in the investment in Old Unico. The Company accounts for this investment at cost as it cannot use IRC's assets for corporate purposes, has no control over IRC's operations.


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


3. Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value (net realized value).

                                   December 31, 1998
                                      (unaudited)
     Raw Materials                      $  386
     Work in Process                     2,216
     Finished Goods                      2,154
                                        -------
                                        $4,756
                                        =======

Inventory of $434 at June 30, 1998 was all finished goods.

4. The Company Profile

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

Starlicon International Corporation (Starlicon) was incorporated under the laws of the State of California on October 3, 1996. On July 31, 1997, Starlicon acquired certain assets, including the Paradise trademark, owned by Relialogic Technology Corporation (RTC). On August 4, 1998, Starlicon changed its name to Paradise Innovations, Inc. in order to obtain better brand recognition and to facilitate future product and company acquisitions. Throughout this Form 10-QSB/A, the Company's Starlicon subsidiary will be referred to as Paradise.

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

The Company intends to focus on its core competence, which is the design, manufacture, marketing and distribution of computer peripherals and internet communication products. Subject to approval by its shareholders, it has acquired Multiwave Innovation Pte. Ltd., a Singapore-based design and engineering firm which will enhance the Company's ability to bring innovative products to market quickly and extend its distribution capabilities in Europe and Asia. The Company is also negotiating with IRC management to spin off its energy related assets currently held by IRC to its shareholders of record as of February 12, 1999.

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

5. Segments

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


6. The Company Strategy

The Company shifted its focus to its newly acquired hi-tech subsidiary, Paradise Innovations, Inc. (Paradise) with the June 30, 1998 acquisition of Paradise (formerly known as Starlicon International Corporation). Paradise currently has two primary business segments: designing, manufacturing, marketing and sales of proprietary computer peripherals, multimedia products, and internet related communications products; and chip distribution.

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

7. Old Unico

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
                                                    ============  ============



8. Multiwave Acquisition

On October 31, 1998, the Company purchased Multiwave for 2,388,792 shares of common stock valued at $2,000,000 and incurred $123,000 in expenses to effect the acquisition. The non-cash effects of the acquisition were excluded from the Statements of Cash Flows. The assets acquired and liabilities assumed were:

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
                                              =========

9. Pro Forma Statements of Operations (Unaudited)

This pro forma Statement of Operations presents the effects of the Multiwave acquisition as if it occurred on June 30, 1998. The pro forma statement of operations is not necessarily indicative of the results of operations and financial position which will be attained in the future.

                        Unico
                       Before               Pro Forma     Pro Forma
                  Acquisition  Multiwave  adjustments  Consolidated
                  ----------- ----------  -----------  ------------

Revenues           $ 11,035     $ 9,153    $(381)(b)     $ 19,807
Cost of sales        10,094       8,156     (381)(b)       17,869
                  ----------- ----------  -----------  ------------
Gross profit            941         997                     1,938
Operating expenses    1,915       1,175       68 (a)        3,158
                  ----------- ----------  -----------  ------------
Operating income
 (loss)                (974)       (178)     (68)          (1,220)
Other income
 (charges)              190         492                       682
                  =========== ==========  ===========  =============
Net income (loss)  $   (784)    $   314   $  (68)        $   (538)
                  =========== ==========  ===========  =============

Basic earnings
(loss)per share    $(0.0582)    $0.1972                  $(0.0357)
                  =========== ==========               =============

Weighted average shares
 outstanding     13,459,612   1,592,512                 15,052,124

(a) To record goodwill amortization.
(b) To eliminate intercompany sales.

10. Pro Forma Statements of Operations (Unaudited)

This pro-forma consolidated statement of operations present the effects of the Multiwave acquisition as if it occurred on June 30, 1997.

        Six Months Ended December 31, 1997   (US$ 000)

                             Unico
                            Before                    Pro Forma      Pro Forma
                       Acquisition     Multiwave    Adjustments   Consolidated
                       -----------     ---------    -----------   ------------
Revenues                  $13,616      $  2,789         $            $ 16,405
Cost of sales              13,182         2,477                        15,659
                       -----------     ---------    -----------   ------------

Gross profit                  434           312                           746
Operating expenses            421         1,275                         1,696
                       -----------     ---------    -----------   ------------

Operating income (loss)        13          (963)                         (950)
Other income (charges)          1                        (91)(a)          (90)
                       -----------     ---------    -----------   ------------

Net income (loss)         $    14      $   (963)        $(91)        $ (1,040)
                       ===========     =========    ===========   ============
Basic earnings (loss)
per share                 $ 0.0013     $(0.4031)                     $(0.7767)
                       ===========     =========                  ============

Average shares
outstanding             10,950,200    2,388,792                    13,338,992

NOTE:  (a)      To amortize goodwill over five years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Disclaimer

The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Sections 27A and 21E of the Securities Exchange Act of 1934.

Operating Results

Although comparing fiscal 1998 and 1999 Results of Operations for current three month periods shows a 20% sales decrease, gross margin increased significantly, by 102%. This is due to management's efforts to change product mix. 89% of the revenues in the second quarter of 1998 were chip sales with low margins. In contrast, branded peripherals with higher margins comprised 94% of revenues in the second quarter of 1999.

There are two reasons for the increase in sales of branded peripherals in the second quarter of 1999. First, sales through the Company's distribution network increased as a result of targeted sales efforts. Second, and more importantly, the acquisition of Multiwave augmented the sales of these branded items, particularly in Europe and Asia.

Operating expenses as a percentage of sales for the current three month period increased from 3% in fiscal 1998 to 25% in fiscal 1999. Salaries and wages increased significantly, due to the Multiwave acquisition. This anticipated increase is a result of the added engineering and R&D capabilities which enable the Company to more fully utilize its distribution network with newly developed products. With the Acquisition, the Company gained a Singapore subsidiary and increased rent expenses.

Approximately $34,000 of the reported amortization in the second quarter of 1999 is a result of goodwill. Approximately 36% of the increase in the category other expenses of the Statement of Operations is attributed to the acquisition. The category other expenses in the current quarter also includes over $350,000 for Comdex and $36,000 for advertising expenses.

Other income in the current three month period is attributed to reimbursement of out-of-period expenses made to the Singapore office from the previous parent company.

The Results of Operations for the six month periods ending December 31, 1997 and 1998 reflect a 19% decrease in sales with a 117% increase in margin. Operating expenses as a percentage of sales for the periods increased from 3% in fiscal 1998 to 17% in fiscal 1999.

In order to compare the Paradise operations last year with the same operations this year, the impacts of the Multiwave acquisition were excluded in the following analyses. Chip sales decreased from $6.6 million in the second quarter of fiscal 1998 to $380,000 in the current quarter. These sales resulted in $22,000 in gross margin in the quarter ending December 31, 1998. Branded peripherals sales increased from $826,000 in this same period last fiscal year to $3.5 million in the current quarter. These sales generated approximately $123,000 in margin in the quarter ending December 31, 1998. The lower than expected margin is due to approximately $90,000 in credits issued for price protection and customer advertising, $80,000 in freight expenses and

$27,000 in customs duties and fees. Paradise USA's main supplier is Paradise Singapore, which explains the increases in freight, duties and fees. The Company is working closely with it's newly acquired Singapore office to reduce these expenses going forward.

Excluding the impact of the Multiwave acquisition, operating expenses as a percentage of sales for the most current three month period increased from 3% in fiscal 1998 to 18% in fiscal 1999. Salaries and wages increased due to the addition of a seasoned sales force. The Company also built staff in marketing and administration, in anticipation of growth through internal efforts and acquisitions, such as Multiwave. With the Company's new Fremont facility, rent and associated expenses increased as a result of the move. The category of other expenses includes $180,000 of the over $350,000 total expenses (Multiwave carried about $180,000) for Comdex, $42,000 for investment banking advise and $36,000 in advertising.

Excluding the impact of the Multiwave acquisition, chip sales for the six month period ending December 31, 1998 decreased from $12.5 million to $4.5 million, or 65% and branded peripherals increased from $1.2 million to $4.4 million, or 290%, in comparison to the six month period ending December 31, 1997. Operating expenses as a percentage of sales for this same period (again excluding Multiwave expenses) increased from 3% in fiscal 1998 to 12% in fiscal 1999.

Financial Position

Accounts receivable, inventories and prepaid expenses increased by $3,345,000, $4,322,000 and $485,000, respectively, from June 1998 to December 1998. The increases are attributable to the Multiwave acquisition. The balance sheet category prepaid expenses and other current assets include other receivables of approximately $306,000, prepaid Director's and Officer's insurance in the amount of $61,000, and prepaid inventory of $22,000. The other receivables are from Singapore tax authorities as a result of chipset purchases.
Furniture and equipment at the end of the current quarter increased by $278,000 which resulted from the acquisition. Accounts payable increased by $9,256,000 during the six months ended December 1998, also as a result of the acquisition.


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

The Company has approached banks to obtain asset-based lines of credit. It anticipates that the growth in operations targeted by the Company will require financing above normal operating requirements. The funds raised, if any, will be used for working capital, capital improvements, marketing and to fund growth.

The Company is planning a private placement to obtain equity capitalization and resources for potential acquisitions. It worked diligently in that direction during the second fiscal quarter and is hopeful for closure in the near future, although there is no certainty of any outcome.

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

In October, the Company rescinded 260,000 shares of common it issued on September 14, 1998 to Mr. John Hwang, the President of the Company and Mr. Ike Suri, a significant shareholder at that time. The Company values the services of these individuals and wishes to continue to benefit from their services. The Company will enter into compensation agreements with them for past and future services. The Company concluded it is prudent to rescind the service contract to an unrelated third party which resulted in the issuance of another 130,000 shares, also on September 14, 1998. The Company has placed a hold on 100,000 shares and continues to negotiate with the third party on the return of the remaining 30,000 shares. The Company also acknowledges that it should compensate the party for past services.

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

Multiwave markets products on a transcontinental scale with sales in Japan, Australia, Malaysia, Korea, Hong Kong, most major European countries, North America and Latin America. Multiwave's largest former shareholders are NatSteel Electronics Ltd. and Uraco Holdings Ltd., both publicly held companies listed on the Singapore Stock Exchange. NatSteel has contract manufacturing operations in Singapore, Malaysia, Indonesia, Hungary, China and Mexico. Uraco is a precision manufacturer of disk drives and semiconductor equipment peripherals. NatSteel and Uraco will become significant owners of Unico's common shares following the completion of the merger.

The Multiwave acquisition had a substantial impact on the Company's financial statements. The Company accounts for the acquisition using the purchase method. It increased the Company's net assets on its balance sheet. On the statement of operations, it increases revenues as Multiwave's sales were consolidated with the Company's as of October 31, 1998 and Multiwave began operating as Paradise Innovations Pte. Ltd., a wholly owned subsidiary of the Company.

Following the closing of the acquisition and the exchange of shares, Multiwave will convert US$2,000,000 of its debt to Uraco Holdings, one of its former parents and its other shareholders, into equity as a capital contribution. This Form 10-Q treats this capital contribution as if it had occurred on October 31, 1998.

The Company filed a Form 8-K on November 6, 1998 disclosing the acquisition, and a Form 8-K/A on January 22, 1999 containing Multiwave's audited financial statements. On February 18, 1999, it filed another Form 8-K/A with the pro-forma financial statements. Identical pro-forma financial statements are disclosed in the preliminary proxy statement filed on February 12, 1999.

On January 8, 1999, the Company retained the New Mexico law firm of Sutin, Thayer & Browne to be its corporate counsel. The firm is presently engaged in assisting the Company with negotiations with IRC management for the spin-off, in preparations for the annual shareholder meeting, acquisitions, and other legal matters.

On February 1, 1999, Mr. Ike Suri, one of the Company's largest shareholders and a director of Starlicon Group, Inc., Paradise's former parent company, accepted the positions of Chairman of the Board and Chief Executive Officer of the Company. He brings to the Company wide experience with investment banking, mergers and acquisitions and management of high-tech companies.


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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company filed a Form S-8 on September 14, 1998 to register 390,000 shares of its common stock it provided to three individuals as compensation for consulting services. Upon further review, the Company deemed it may have inadvertently violated the intent of the Novation Agreement (see Form 8-K filed on July 14, 1998). Following a prudent course of action and with their agreements, the Company rescinded the service contracts and canceled the shares issued to two of the three individuals, Mr. John Hwang, its current President, and Mr. Ike Suri, a major shareholder of the Company, and, as of February 1, 1999, its Chairman and Chief Executive Officer. Prior to becoming the Chairman and CEO, on January 1, 1999, Mr. Suri was retained as an advisor to the Company. He was issued 65,000 shares of common and paid $5,000 per month. The remaining payments of $5,000 from February 1 onwards will not be paid. The Company values the services rendered by these individuals and intends to enter into agreements with them for past and future services.

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

On February 1, 1999, Mr. Ike Suri, one of the Company's largest shareholders and a director of Starlicon Group, Inc., Paradise's former parent company, accepted the positions of Chairman of the Board and Chief Executive Officer of the Company. Prior to accepting the position, Mr. Suri had been retained as a consultant to the Company for which he was compensated with 65,000 shares of common stock and $5,000 per month. No further payments of $5,000 will be made as he accepted the positions of CEO and Chairman. He brings to the Company wide experience with investment banking, mergers and acquisitions, and management of high-tech companies.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

2.1 Stock Purchase Agreement dated October 27, 1998, filed on November 6, 1998, on Form 8-K.
2.2 Preliminary Proxy Statement and related materials filed on February 12, 1999 Schedule Pre 14A.
3.0 Articles of Incorporation and bylaws are incorporated by reference to the Company's registration statement on Form 10 filed September 9, 1986 and amendments thereto filed on July 29, 1994 on Form 8-K. Restated and amended Articles of Incorporation are filed as an exhibit on February 12, 1999 on Schedule Pre 14A.
4.1 Instruments defining the rights of security holders including
    Indentures are incorporated by reference to the Company's
    registration statement on Form 10 filed September 9, 1986.
    Instrument defining rights of holders of Series A preferred stock.
4.3 Warrant issued to William N. Hagler.
4.4 Warrant issued to Rick L. Hurt.
10.1 Lease for premises at 2925 Bayview Drive, Fremont, CA, filed on
     Form 10-KSB/A on November 3, 1998, incorporated by reference.
10.2 Lease for telephone equipment filed on Form 10-KSB/A on November 3, 1998, incorporated by reference.
10.3 Contract with Silicon Valley Bank filed on Form 10-KSB/A on November 3, 1998, incorporated by reference.
10.4 Service contracts are incorporated by reference to Form S-8 filed on September 14, 1998.
11.0 Statement regarding computation of per share earnings in Form 10-K filed on June 15, 1998.
23.0 Consent from Weinbaum & Yalamanchi, the Company's independent accountants in the form of their report dated September 9, 1998 in
     Item 7 of Form 10-KSB filed on October 15, 1998.
27.0 Financial data schedule pursuant to Item 601(c) of Regulation S-B in
     Item 1 of this Form 10-QSB/A.
                                  23

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

On November 5, 1998, the Company filed a Form 8-K disclosing its cancellation of the 130,000 shares issued to each of Messrs. John Hwang and Ike Suri.

On November 6, 1998, the Company filed a Form 8-K to disclose that the Company signed a definitive agreement, in the form of a stock purchase agreement, to purchase all issued and outstanding shares of Multiwave Innovation Pte. Ltd.

On November 24, 1998, the Company filed a Form 8-K disclosing it canceled the 130,000 shares issued to a third party. The Company has placed a hold on 100,000 of the shares and is negotiating with the party on the remaining 30,000 shares. The Company acknowledges it needs to compensate him for past services rendered.

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

                            Unico, Inc.
            ---------------------------------------------------------------
                            (Registrant)


Date February 23, 1999                  /s/ John Hwang
    ------------------            ---------------------------------
                                        Signature(1)
                                        John Hwang
                                        President

Date February 23, 1999                  /s/ Henry Tang
    ------------------            ---------------------------------
                                        Signature(1)
                                        Henry Tang
                                        Vice President & Secretary




----------------------
(1) Print name and title of each signing officer under his signature.