Form 10QSB
period 1999-03-31
UNICO INC /NM/
filed 1999-05-17
CIK 766794

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

             [X]   Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                For the quarterly period ended March 31, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 31, 1999

    As of March 31, 1999, the Registrant had 7,229,428 shares of the Registrant's $0.20 par value common stock outstanding, excluding 3,699 shares held by the Registrant for resale. For accounting purposes, the acquisition of Multiwave was effective as of October 31, 1998. It requires the issuance of 2,388,792 shares. While these shares will be issued upon shareholder approval, for the purposes of this Form 10-QSB, they are treated as if issued on October 31, 1998. The total number of shares deemed to be outstanding as of March 31, 1999 is 9,618,220, in order to properly reflect the Multiwave acquisition described herein.


Transitional Small Business Disclosure Format (check one):
Yes        No  X
   ------    ------

INDEX TO
REPORT ON FORM 10-QSB

UNICO, INC.


PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets as of March 31, 1999 and June 30, 1998      5

          Statements of Operations for the three months ended
          March 31, 1999 and March 31, 1998                          7

          Statements of Operations for the nine months ended
          March 31, 1999 and March 31, 1998                          8

          Statements of Cash Flows for the nine months ended
          March 31, 1999 and March 31, 1998                          9


          Notes to Financial Statements                             10


Item 2.   Management's Discussion and Analysis or Plan of
          Operations                                                20



PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                         24

Item 2.   Changes in Securities and Use of Proceeds                 24

Item 3.   Defaults Upon Senior Securities                           25

Item 4.   Submission of Matters to a Vote of Security Holders       25

Item 5.   Other Information                                         25

Item 6.   Exhibits and reports on Form 8-K                          25

PART I - FINANCIAL INFORMATION

The interim financial statements included herein were prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles were condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that the interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998.

The accompanying interim financial statements were prepared, in all material respects, in conformity with the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and reflect, in the opinion of management, all adjustments, which are of a normal recurring nature, necessary to summarize fairly the financial position and results of operations for such periods. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

ITEM 1. FINANCIAL STATEMENTS

UNICO, INC.
Balance Sheets
(Dollars In Thousands)                       March 31,       June 30,
                                                 1999           1998
ASSETS                                     (unaudited)      (audited)
Current Assets
Cash                                         $    814       $     30
Accounts receivable, less $325 and $114
 allowance for doubtful accounts and
 returns, allowances and discounts              4,863          1,034
Inventories                                     2,140            434
Prepaid expenses & other current assets           745              4
                                               -------       --------
   Total current assets                         8,562          1,502
                                               -------       --------
Property and Equipment
 Furniture and equipment                          376             38
 Leasehold improvements                             8             25
                                               -------       --------
                                                  384             63
Accumulated depreciation                           91             11
                                               -------       --------
                                                  293             52
                                               -------       --------
Trademark, less $43 and $24
 accumulated amortization                          87            106
Goodwill, less $88 accumulated amortization       972              0
Due from Luna                                       0             14
Due from Hwang and Hwang Note                     139            133
Other                                             221              0
Old Unico Investment                            3,163          3,163
                                               -------       --------
                                                4,582          3,416
                                               -------       --------
                                             $ 13,437       $  4,970
                                               =======       ========








                    The accompanying notes are an integral
                    part of these financial statements.

UNICO, INC.
Balance Sheets (Cont'd)
(Dollars In Thousands)                       March 31,       June 30,
                                                 1999           1998
                                           (unaudited)      (audited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank overdrafts                              $      0       $    211
Accounts payable                                8,439            433
Deferred revenues                                 270            210
Due RTC                                             0             32
Due Yin                                             0            100
Accrued payroll & other current liabilities        50             25
                                             ---------      --------
Total Current Liabilities                       8,759          1,011
                                             ---------      --------
Long-Term Liabilities                             424              0
                                             ---------      --------
Commitments and contingencies
Stockholders' Equity                            4,254          3,959
                                             ---------      --------
                                             $ 13,437       $  4,970
                                             =========      ========













                    The accompanying notes are an integral
                    part of these financial statements.

UNICO, INC.

Statements of Operations
(Dollars In Thousands)

                                     Three months ended March 31,
                                             1999           1998
                                       (unaudited)    (unaudited)

Net sales                               $  11,413      $   5,644
Cost of goods sold                         10,589          5,650
                                        ---------      ----------
Gross profit (loss)                           824             (6)
                                        ---------      ----------

Salaries and wages                            783            162
Rent                                           89             21
Research and development                       57
Amortization                                   61             10
Other expenses                                777             57
                                        ---------      ----------
                                            1,767            250
                                        ---------      ----------
Operating loss                               (943)          (256)
Interest, net                                 (11)             1
Other income, net                               8              0
                                        ---------      ----------
Net loss                                $    (946)     $    (255)
                                        =========      ==========




Basic loss per share                    ($ 0.0627)     ($ 0.0233)
                                        ==========     ==========


Shares used in computation              15,092,220     10,950,200



          The accompanying notes are an integral
          part of these financial statements.

UNICO, INC.

Statements of Operations
(Dollars In Thousands)

                                      Nine months ended March 31,
                                             1999           1998
                                       (unaudited)    (unaudited)

Net sales                               $  22,449      $  19,261
Cost of goods sold                         20,683         18,833
                                        ---------      ----------
Gross profit                                1,766            428
                                        ---------      ----------

Salaries and wages                          1,467            419
Rent                                          183             45
Research and development                      174              0
Amortization                                  108             18
Other expenses                              1,751            188
                                        ---------      ----------
                                            3,683            670
                                        ---------      ----------
Operating loss                             (1,917)          (242)
Interest, net                                  (7)             1
Other income, net                             194              0
                                        ---------      ----------
Net loss                                $  (1,730)     $    (241)
                                        =========      ==========




Basic loss per share                    ($ 0.1235)     ($ 0.0220)
                                        ==========     ==========



Shares used in computation              14,003,867     10,950,200



          The accompanying notes are an integral
          part of these financial statements.

UNICO, INC.

Statements of Cash Flows
(Dollars In Thousands)
                                           Nine months ended March 31,
                                                  1999           1998
                                            (unaudited)    (unaudited)

Operating cash flows
Net loss                                     $  (1,730)      $   (241)
Depreciation and amortization                      187             22
Services rendered for stock                         42              0
Receivables change                                (701)          (485)
Inventory change                                 3,369              9
Prepaid expenses change                           (163)            13
Accounts payable change                           (572)          (201)
Due from others                                      0             45
Other current liabilities change                  (588)             7
Deferred revenues change                            60             95
                                             ----------     ----------

Cash used by operations                            (96)          (736)
                                             ----------     ----------
Investing cash flows
Property acquisitions                              (99)            (1)
Other assets                                      (123)             2
Multiwave investment                              (146)             0
Cash of acquired entities                        1,360             42
                                             ----------     ----------
Cash provided by
 investing activities                              992             43
                                             ----------     ----------
Financing cash flows
RTC receivables collected                            0            588
Yin advance                                       (100)             0
Reduction in due RTC                               (32)          (100)
Bank overdrafts                                   (404)           165
Long-term liabilities                              424              0
Capital contributions                                0             40
                                             ----------     ----------
Cash provided by (used for)
 financing activities                             (112)           693
                                             ----------     ----------

Change in cash                                     784              0
Cash - beginning of period                          30              0
                                             ----------     ----------
Cash - end of period                         $     814      $       0
                                             ==========     ==========

          The accompanying notes are an integral
          part of these financial statements.

UNICO, INC.

Notes To Financial Statements
March 31, 1999

1. Basis of Presentation

The financial statements include the assets and liabilities of Paradise Innovations, Inc. (Paradise). The Statements of Operations for the periods ended March 31, 1998 include activity for three and eight months for "Old Paradise" acquired on July 31, 1997. The Statements of Operations for the three and nine months ended March 31, 1999 include Multiwave's operations from November 1, 1998. Following the legal closing of the acquisition, Uraco Holdings, one of Multiwave's former parents along with some other Multiwave shareholders, will convert US$ 2 million of Multiwave's debt to equity as a capital contribution. The capital contribution is treated as if it occurred on October 31, 1998. All dollar amounts in the tables are in thousands. Unico's old operations, held by Intermountain Refining Corp. (IRC) are included in the investment in Old Unico. The Company accounts for this investment at cost as it cannot use IRC's assets for corporate purposes and has no control over IRC's operations; therefore, IRC is not consolidated in the financial statements presented on this Form 10-QSB.

2. Earnings Per Share

Earnings (loss) per common share is computed as if Unico issued 5,476,200 of its 6,023,829 common shares issued to acquire Old Unico on October 3, 1996, when the Company was first incorporated, and they were continuously out-standing. The 5,474 shares of Unico preferred were converted to 5,474,000 shares of Unico common for purposes of this calculation and were also treated as if they had been continuously outstanding from October 3, 1996. The 2,388,792 shares issued to effect the Multiwave acquisition were treated as if outstanding from October 31, 1998. No operations of Old Unico are included in the calculation as Old Unico is carried at cost. After July 1, 1998 earnings per share were calculated including 1,125,609 shares of Unico common held by Old Unico's shareholders.

3. Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value (net realizable value).

                                     March 31, 1999
                                      (unaudited)
     Raw Materials                      $  830
     Work in Process                       648
     Finished Goods                        662
                                        -------
                                        $2,140
                                        =======

Inventory of $434 at June 30, 1998 was all finished goods.

4. The Company Profile

On June 30, 1998, the Company completed acquiring all outstanding shares of Paradise Innovations, Inc. (formerly known as Starlicon International Corporation) by issuing 5,476,200 new shares of common stock and 5,474 new shares of convertible preferred stock. The Company accounted for this acquisition as a reverse acquisition. The term "Old Unico" is used to refer to Unico, Inc. before the June 30, 1998 acquisition.

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

On November 30, 1997, Old Unico entered into a Stock Purchase Agreement (the Agreement) with Starlicon Group, Inc. (SGI) to acquire 100% of the outstanding stock of privately-held Paradise. The acquisition was ultimately completed pursuant to a Novation Agreement (see Form 8-K filed on July 14, 1998). Under the terms of the Novation Agreement, the Company issued 5,476,200 shares of $0.20 par value restricted Common Stock and 5,474 shares of Series A Convertible Preferred Stock to the shareholders of SGI in exchange for 100% of the outstanding stock of Paradise.

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

The Company intends to focus on its core competence, which is the design, manufacture, marketing and distribution of computer peripherals and Internet communication products. Subject to approval by its shareholders, it has acquired Multiwave Innovation Pte. Ltd., a Singapore-based design and engineering firm which will enhance the Company's ability to bring innovative products to market quickly and extend its distribution capabilities in Europe and Asia. The Company is also negotiating with IRC management to spin off its energy related assets currently held by IRC to its shareholders of record as of a record date to be determined.

The Company has submitted preliminary Proxy Statements to the SEC for review and is actively revising its filings to meet SEC requirements. As soon as possible, the Company intends to hold a shareholders' meeting.

On December 3, 1998, the Company waived its request for a hearing and voluntarily removed its common shares from listing on the Nasdaq SmallCap Market. The shares now trade on the Over The Counter (OTC) Electronic Bulletin Board. The action was taken following discussions with Nasdaq staff on various issues facing the Company, including the staff's September 30, 1998, notification that its shares would be removed from listing on its SmallCap Market.

The Company has reviewed the potential impact of Year 2000 issues. It believes it is in compliance and prepared to operate into the next century. The Company believes that in the worst case scenario, which it believes to be highly improbable, it may have to conduct business manually for a brief period, during which it is replacing or repairing equipment. It weighed the cost of developing a contingency plan to address the worst case scenario versus the financial consequences of the worst case scenario. It believes that the cost of developing a contingency plan outweighs the cost of the worst case scenario. The Company believes it has taken a prudent management decision in relying on its conclusion that it is prepared to conduct business through the New Year.

5. Segments

The Company is engaged in two primary business industries: computer-related products and oil and gas. Through its wholly-owned subsidiary Paradise, it designs and markets computer peripherals. Through its wholly-owned subsidiary IRC, it engages in energy exploration and generation business. All of the Company's oil and gas related operations are held by IRC and their financial results are disclosed in Note 7.

During fiscal 1998, Paradise, the Company's operating subsidiary, engaged in one business segment - distributing computer chips, both memory and central processing units. Effective August 1, 1997 with the asset acquisition previously discussed, Paradise began distributing proprietary products and operating in two segments. Paradise is organized by product segments: chips and proprietary products.

Segment assets at March 31, 1999 were:

                 Proprietary            Old         Elimi-
 Distribution       Products          Unico       nations         Total
 ------------    -----------         ------      --------     ---------
     $537            $11,700         $3,163      ($ 1,963)     $ 13,437

Segment operating results for the three months ended March 31, 1999 were:

                      Distri-    Proprietary         Elimi-
                      bution        Products       nations        Total
                     -------     -----------      --------     --------

Revenues             $     0       $ 14,926      ($ 3,513)     $ 11,413
Interest, net              0            (11)            0           (11)
Depreciation               0             55             0            55
Amortization               0             61             0            61
Operating loss           (16)          (948)           21          (943)

Segment operating results for the nine months ended March 31, 1999 were:

                      Distri-    Proprietary         Elimi-
                      bution        Products       nations        Total
                     -------     -----------      --------     --------

Revenues             $ 4,519       $ 25,154      ($ 7,224)     $ 22,449
Interest, net              0             (7)            0            (7)
Depreciation               0             79             0            79
Amortization               0            108             0           108
Operating loss          (164)        (1,738)          (15)       (1,917)


6. The Company Strategy

This discussion contains forward-looking statements. These statements are based on current expectations. Actual results may differ materially.

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

At the 1998 Fall Comdex, the high-tech trade show held in Las Vegas, the Company announced the product launch of Internet set-top boxes, in which it is actively pursuing strategic alliances and partnerships that will position this exciting Internet product within a wide-variety of retail channels and vertical markets. The Company expects that sales volumes and margins will increase when this product reaches the market in the very near future. In addition, the Company continues to research and develop future products to be launched.

The Internet set-top boxes will comprise a substantial part of the Company's future sales. They will command higher unit prices, raising the sales run rate. The Company expects these impacts to take place in the early part of the next fiscal year (July 1, 1999 onwards).

7. Old Unico

Old Unico's consolidated balance sheets are summarized as of June 30, 1998 and March 31, 1999, and its consolidated statement of operations for the three and nine months ended March 31, 1999, are:

OLD UNICO

Consolidated Condensed Balance Sheets
(Dollars In Thousands)

                                                 March 31,          June 30,
                                                     1999              1998
                                               -----------       ------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                    $ 1,112           $ 1,134
     Other current assets                             126                82
     Notes receivable from related
        Parties                                         -                84
                                              ------------          --------
     TOTAL CURRENT ASSETS                           1,238             1,300
                                              ------------          --------
PROPERTY, PLANT AND EQUIPMENT, at cost
     Land, buildings and improvements                 434               434
     Equipment                                        165               165
     Crude oil refining equipment                   1,183             1,183
     Co-generation facilities                         290               290
     Oil and gas properties,
      (successful efforts method)                     895               895
                                              ------------          --------
                                                    2,967             2,967
     Less accumulated depletion
                and depreciation                   (2,106)           (2,005)
                                              ------------          --------
                                                      861               962
                                              ------------          --------
OTHER ASSETS
     Investment in Chatfield Dean                     175               301
     Other assets & deferred charges                  174               176
                                              ------------          --------
                                                      349               477
                                              ------------          --------
                                                  $ 2,448           $ 2,739
                                              ============          ========

OLD UNICO

(Dollars In Thousands)

                                                 March 31,           June 30,
                                                     1999               1998
                                              ------------      -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                         $       172         $       49
     Taxes other than income taxes                                         3
                                              ------------      -------------
        TOTAL CURRENT LIABILITIES                     172                 52
                                              ------------      -------------

DEFERRED TAXES                                          -                 52

STOCKHOLDERS' EQUITY
     Preferred stock, $0.01 par value,
       authorized 8,000,000 shares, none
       outstanding
     Common stock, $0.20 par value,
       authorized 50,000,000 shares,
       issued and outstanding 1,129,308
       shares                                         226                226
     Additional paid in capital                     2,214              2,214
     Less: Treasury stock 3,699 shares                 (9)                (9)
     Retained earnings (accumulated deficit)         (155)               204
                                              ------------       ------------
                                                    2,276              2,635
                                              ------------       ------------
                                              $     2,448         $    2,739
                                              ============       ============

OLD UNICO

Consolidated Condensed Statements Of Operations
(Dollars In Thousands)
                                                             For Periods Ended
                                                                March 31, 1999

                                                    Three Months   Nine Months
                                                    ------------  ------------
REVENUES
     Natural gas sales                                  $    55      $    224
                                                    ------------  ------------
COSTS AND EXPENSES
     Cost of sales                                           26            64
     General and administrative                              73           623
     Gain on realization of investment                                   (125)
     Depletion, depreciation
                and amortization                             32           101
     Interest, net                                          (10)          (35)
     Bad debt expense                                         0             8
                                                    ------------  ------------
                                                            121           636
                                                    ------------  ------------

LOSS BEFORE INCOME TAXES                                    (66)         (412)
Current Benefit (Expense) for income taxes                   (1)           53
                                                    ------------  ------------
NET LOSS                                               $    (67)     $   (359)
                                                    ============  ============

8. Multiwave Acquisition

On October 31, 1998, the Company purchased Multiwave for 2,388,792 shares of common stock valued at $2,000,000 and incurred $146,000 in expenses to effect the acquisition. The non-cash effects of the acquisition were excluded from the Statements of Cash Flows. The assets acquired and liabilities assumed were:
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

Nine months ended March 31, 1999

                        Unico               Pro Forma     Pro Forma
                  As Reported  Multiwave  adjustments  Consolidated
                  ----------- ----------  -----------  ------------

Revenues           $ 22,449     $ 9,153    $(381)(b)     $ 31,221
Cost of sales        20,683       8,156     (381)(b)       28,458
                  ----------- ----------  -----------  ------------
Gross profit          1,766         997                     2,763
Operating expenses    3,683       1,175       71 (a)        4,929
                  ----------- ----------  -----------  ------------
Operating loss       (1,917)       (178)     (71)          (2,166)
Other income            187         492                       679
                  =========== ==========  ===========  =============
Net income (loss)  $ (1,730)    $   314   $  (71)        $ (1,487)
                  =========== ==========  ===========  =============

Basic earnings
(loss)per share    $(0.1235)    $0.2957                  $(0.0987)
                  =========== ==========               =============

Weighted average shares
 outstanding     14,003,867   1,061,686                 15,065,553

(a) To record goodwill amortization.
(b) To eliminate intercompany sales.

10. Pro Forma Statements of Operations (Unaudited)

This pro-forma consolidated statement of operations present the effects of the Multiwave acquisition as if it occurred on June 30, 1997.

        Nine Months Ended March 31, 1998   (US$ 000)

                             Unico                    Pro Forma      Pro Forma
                       As Reported     Multiwave    Adjustments   Consolidated
                       -----------     ---------    -----------   ------------
Revenues                  $19,261      $  7,561         $            $ 26,822
Cost of sales              18,833         7,043                        25,876
                       -----------     ---------    -----------   ------------
Gross profit                  428           518                           946
Operating expenses            670         3,580                         4,250
                       -----------     ---------    -----------   ------------
Operating loss               (242)       (3,062)                       (3,304)
Other income (expense)          1           294         (159)(a)          136
                       -----------     ---------    -----------   ------------
Net loss                 $   (241)     $ (2,768)       $(159)        $ (3,168)
                       ===========     =========    ===========   ============


Basic loss per share     $(0.0220)     $(1.1587)                     $(0.2375)
                       ===========     =========                  ============

Average shares
outstanding             10,950,200    2,388,792                    13,338,992

NOTE:  (a)      To amortize goodwill over five years.

11. Line of Credit

The Company's Singapore operation had in place prior to the acquisition a Line of Credit with a local bank. The balance owed increased $251,000 in the third quarter of fiscal 1999. Borrowings supplemented operating capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Disclaimer

The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Sections 27A and 21E of the Securities Exchange Act of 1934. These statements are based on current expectations. Actual results may differ materially.

Operating Results

The fiscal 1999 Results of Operations for the current quarter shows a 102% increase in sales with a 7% gross margin. 95% of the revenues in the third quarter of fiscal 1998 were chip sales with low margins. The low margin coupled with an adjustment of the prior quarter's service revenue and credits issued for price protection and customer advertising accounts for the negative gross margin. In contrast, branded peripherals with higher margins comprised 100% of revenues in 1999's third quarter.

There are two reasons for the increase in sales of branded peripherals in 1999's third quarter. First, sales through the Company's distribution network increased as a result of targeted sales efforts. Second, and more importantly, the acquisition of Multiwave augmented the sales of these branded items, particularly in Europe and Asia, by $7,415,000.

Operating expenses as a percentage of sales for the current quarter increased from 4% in fiscal 1998 to 15% in fiscal 1999. Salaries and wages increased significantly, due to added staff with the Multiwave acquisition. This increase is a result primarily of the added engineering and R&D capabilities.

Anticipated new products will enable the Company to more fully utilize its distribution network with sales of the new products. With the Acquisition, the Company gained a Singapore subsidiary and increased rent expenses.

$53,000 of the reported amortization in 1999's third quarter is for goodwill. Approximately 44% of the increase in the category other expenses in the Statement of Operations is due to the acquisition. The category other expenses in the current quarter also includes $171,000 for advertising, co-op, product promotion programs and marketing development funds.

The Results of Operations for the nine month periods ending March 31, 1998 and 1999 reflect a 17% increase in sales with a 313% increase in margin. Operating expenses as a percentage of sales for the periods increased from 3% in fiscal 1998 to 16% in fiscal 1999.

In order to compare the Paradise operations last year with the same operations this year, the impacts of the Multiwave acquisition were excluded in the following analyses. The analyses that follow are based on estimates, as the sales and expenses resulting from the acquisition were co-mingled with the sales and expenses of Paradise in the Company's accounting systems.

Chip sales decreased from $5.4 million in the third quarter of fiscal 1998 to zero in the current quarter. These sales resulted in $121,000 in gross margin in the quarter ending March 31, 1998. Branded peripherals sales increased from $261,000 in this same period last fiscal year to $4.0 million in the current quarter. These sales generated $67,000 in margin in the quarter ending March 31, 1999. The lower than expected margin is due to $18,000 in credits issued for price protection, $111,000 in freight expenses and $20,000 in customs duties and fees. Paradise USA's main supplier is Paradise Singapore. As the shipping of raw materials is now from overseas and its costs are internal, there were increases in freight, duties and fees. The Company continues to work closely with its newly acquired Singapore subsidiary to reduce these expenses.

Excluding the impact of the Multiwave acquisition, operating expenses as a percentage of sales for the most current three month period increased from 4% in fiscal 1998 to 21% in fiscal 1999. Salaries and wages increased due to the addition of a seasoned sales force. The Company also built staff in marketing and administration, in anticipation of growth through internal efforts and acquisitions. The category of other expenses includes $171,000 for advertising, co-op, product promotion programs and marketing development funds. Also included in this category is $93,000 in shareholder expense and legal and accounting fees.

Excluding the impact of the Multiwave acquisition, chip sales for the nine months ending March 31, 1999 decreased from $17.8 million to $4.5 million, or 75% and branded peripherals increased from $1.4 million to $8.4 million, or 500%, in comparison to the nine months ending March 31, 1998. Operating expenses as a percentage of sales for this same period (again excluding Multiwave expenses) increased from 4% in fiscal 1998 to 16% in fiscal 1999.

Financial Position

Accounts receivable, inventories and prepaid expenses increased by $3,829,000, $1,706,000 and $741,000, respectively, from June 1998 to March 1999. The increases are attributable to the Multiwave acquisition. The balance sheet category prepaid expenses and other current assets include other receivables of $465,000. The other receivables are from Singapore tax authorities as a result of chipset purchases. Furniture and equipment at the end of the current quarter increased by $338,000 which resulted primarily from the acquisition. Accounts payable increased by $8,006,000 during the nine months ended March 1999, also as a result of the acquisition.

Working Capital, Liquidity and Capital Resources

At March 31, 1999, net working capital deficiency was 1.5% of total assets. While the Company's business is working capital intensive, management is reducing working capital requirements and the Company's financing costs.

In September 1998, the Company signed an agreement with Silicon Valley Bank
(SVB) to sell its accounts receivable from time-to-time to SVB. The terms of these sales are 1.5% per month for receivables from OEM/End User customers and 1.25% for receivables from distributor/reseller customers, plus a 0.5% service fee. The amount of receivables sold and outstanding at any time is limited to $800,000. The Company believes that this agreement will provide working capital liquidity while it continues to review its accounts receivable and payable terms.

The Company has approached banks to obtain asset-based lines of credit. It anticipates that the growth in operations targeted by the Company will require financing above normal operating requirements. The funds raised, if any, will be used for working capital, capital improvements, marketing and to fund growth.

The Company is planning a private placement to obtain equity capitalization and resources for potential acquisitions. It worked diligently in that direction during the third fiscal quarter and is hopeful for closure next fiscal year, although there is no certainty of any outcome.

The Company believes that its cash balances and available credit are sufficient to meet anticipated operating requirements for the foreseeable future. There can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required nor that any such required additional capital will be available on reasonable terms, if at all.

Current Developments

Since December 1998, the Company's management and IRC management have been negotiating the terms of the IRC spin-off. These negotiations are necessary as the Novation Agreement, which governs the spin-off, left several critical issues undefined. Moreover, many conditions have emerged since its execution, in June 1998, which require modifications to the Novation Agreement.

Despite concerted efforts, the negotiations broke down. On March 27, 1999, the Company made IRC what became the last offer for a negotiated settlement. On or about March 31, 1999, IRC filed a complaint with the U.S. District Court for failure of the Company and IRC to reach agreement with respect to the terms of the spin-off and other matters related to the Novation Agreement. Moreover, IRC sought a temporary restraining order enjoining certain Unico shareholders from revoking proxies they had granted to an IRC attorney to vote their shares in favor of the spin-off.

On April 1, 1999, at the hearing scheduled by the court, the parties stipulated to dismiss the court action without prejudice. The Company's management and IRC management continue to discuss the most effective manner to spin-off IRC.

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

Following the closing of the acquisition and the exchange of shares, Multiwave will convert US$2,000,000 of its debt to Uraco Holdings, one of its former parents and its other shareholders, into equity as a capital contribution. This Form 10-QSB treats this capital contribution as if it had occurred on October 31, 1998.

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

Since December 1998, the Company's management and IRC management have been negotiating the terms of the IRC spin-off. These negotiations are necessary as the Novation Agreement, executed in June 1998, which governs the spin-off, left several critical issues undefined. Moreover, many conditions have emerged since June which require modifications to the Novation Agreement.

Despite concerted efforts, the negotiations broke down. On March 27, 1999, the Company made to IRC what became the last offer for a negotiated settlement. On or about March 31, 1999, IRC filed a complaint with the U.S. District Court for failure of the Company and IRC to reach agreement with respect to the terms of the spin-off and other matters related to the Novation Agreement. Moreover, IRC sought a temporary restraining order enjoining certain Unico shareholders from revoking proxies they had granted to an IRC attorney to vote their shares in favor of the spin-off.

On April 1, 1999, at the hearing scheduled by the court, the parties stipulated to dismiss the court action without prejudice. The Company's management and IRC management continue to discuss the most effective manner to spin-off IRC.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 30 , 1998, the Company was advised by Nasdaq that its securities should be removed from listing on the Nasdaq Smallcap Market based on its staff's review of the Company's public filings. The Company waived its rights to a hearing with Nasdaq and voluntarily placed its common stock for listing on the Over the Counter (OTC) Electronic Bulletin Board.

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

Once shareholder approval has been obtained in the annual shareholders' meeting on a date to be determined, the Company will issue 2,388,792 shares of common stock to consummate the Multiwave acquisition.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In the three months ended March 31, 1999, there were no matters submitted to a vote of security holders.

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

B. Reports on Form 8-K

On January 5, 1999, the Company filed an 8K announcing the resignation of Mr. Wing Po as a member of the Company's Board of Directors.

On January 22, 1999, the Company filed an 8K/A containing Multiwave's audited financial statements.

On February 18, 1999, the Company filed an 8K/A that disclosed the unaudited pro forma financial information for the combination of Multiwave and the Company.

Both of the above 8K/As were amendments to the Form 8K filed November 6, 1998 which disclosed the definitive agreement for the acquisition of Multiwave Innovation Pte. Ltd. by the Company.

                            SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Unico, Inc.
            ---------------------------------------------------------------
                            (Registrant)


Date May 17, 1999                       /s/ John Hwang
    ------------------            ---------------------------------
                                        Signature(1)
                                        John Hwang
                                        President

Date May 17, 1999                      /s/ Henry Tang
    ------------------            ---------------------------------
                                        Signature(1)
                                        Henry Tang
                                        Vice President & Secretary


----------------------
(1) Print name and title of each signing officer under his signature.