Form 10-Q/A
period 1998-12-31
UNICO INC /NM/
filed 1999-11-01
CIK 766794

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
                                        -------
                                        $4,756
                                        =======

Inventory of $434 at June 30, 1998 was all finished goods.
                                  9

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

The Company intends to focus on its core competence, which is the design, manufacture, marketing and distribution of computer peripherals and internet communication products. Subject to approval by its shareholders, it has acquired Multiwave Innovation Pte. Ltd., a Singapore-based design and engineering firm which will enhance the Company's ability to bring innovative products to market quickly and extend its distribution capabilities in Europe and Asia. The Company is also negotiating with IRC management to spin off its energy related assets currently held by IRC to its shareholders of record as of February 12, 1999.
                                  10

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

Segment assets at December 31, 1998 were as follows:

                 Proprietary            Old         Elimi-
 Distribution       Products          Unico       nations         Total
 ------------    -----------         ------      --------     ---------
     $522            $14,720         $3,163      ($ 2,281)     $ 16,124

Segment operating results for the three months ended December 31, 1998 were as follows:
                      Distri-    Proprietary         Elimi-
                      bution        Products       nations        Total
                     -------     -----------      --------     --------

Revenues             $   380       $  9,285      ($ 3,705)     $  5,960
Interest income            0              2             0             2
Depreciation               0             23             0            23
Amortization               0              7            34            41
Operating loss           (32)          (749)          (70)         (851)
                                  11

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
                                              =========

No intangible assets were identified, nor were any assets believed to be at other than fair value. The difference between the book value of the acquired assets and the cost of purchase is allocated to goodwill.
<R/>
                                        15

9. Pro Forma Statements of Operations (Unaudited)

This pro forma Statement of Operations presents the effects of the Multiwave acquisition as if it occurred on June 30, 1998. The pro forma statement of operations is not necessarily indicative of the results of operations and financial position which will be attained in the future.




As of December 31, 1998:
<R/>
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



NOTES:
(a) To record goodwill amortization, calculated over 60 months using the straight line method.
<R/>
(b) To eliminate intercompany sales.

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

NOTE:



(a) To record goodwill amortization, calculated over 60 months using the straight line method.
<R/>

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

In order to compare the Paradise operations last year with the same operations this year, the impacts of the Multiwave acquisition were excluded in the following analyses. Chip sales decreased from $6.6 million in the second quarter of fiscal 1998 to $380,000 in the current quarter. These sales resulted in $22,000 in gross margin in the quarter ending December 31, 1998. Branded peripherals sales increased from $826,000 in this same period last fiscal year to $3.5 million in the current quarter. These sales generated approximately $123,000 in margin in the quarter ending December 31, 1998. The lower than expected margin is due to approximately $90,000 in credits issued
                                       18
for price protection and customer advertising, $80,000 in freight expenses and $27,000 in customs duties and fees. Paradise USA's main supplier is Paradise Singapore, which explains the increases in freight, duties and fees. The Company is working closely with it's newly acquired Singapore office to reduce these expenses going forward.

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

In September, the Company signed an agreement with Silicon Valley Bank (SVB) to sell its accounts receivable from time-to-time to SVB. The terms of these sales are 1.5% per month for receivables from OEM/End User customers and 1.25% for receivables from distributor/reseller customers, plus a 0.5% service fee. The amount of receivables sold and outstanding at any time is limited to $800,000. The Company believes that this agreement will provide working capital liquidity while it continues to review its accounts receivable and payable terms.
                                      19

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

On October 27, 1998, the Company signed a definitive agreement to acquire 100% of the outstanding stock of privately held Multiwave Innovation Pte. Ltd. The agreement calls for Unico to issue 2,388,792 shares of common shares to the current shareholders of Multiwave. These shares have been appraised by Cronkite and Kissell, Inc., a valuations firm, at $2 million.
                                       21

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

Not Applicable.
                                      22

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

                            Unico, Inc.
            ---------------------------------------------------------------
                            (Registrant)


Date November 1, 1999                  /s/ Ike Suri
    ------------------            ---------------------------------
                                        Signature(1)
                                        Ike Suri
                                        Chief Executive Officer


----------------------
(1) Print name and title of each signing officer under his signature.
                                       24