Form 10KSB/A
period 1998-06-30
UNICO INC /NM/
filed 1999-11-03
CIK 766794

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

     Documents incorporated by reference:

----------
(1) pursuant to Section 13 or 15(d) of the Securities Act of 1934


Transitional Small Business Disclosure Format (check one):
Yes        No  X
   ------    ------

INDEX
TO REPORT ON FORM 10-KSB
UNICO, INC.


Item in Form 10-KSB                                                Page


                                PART I

Item 1.   Description of business                                     1

Item 2.   Description of property                                     4

Item 3.   Legal proceedings                                           5

Item 4.   Submission of matters to a vote of security
          Holders                                                     5


                                PART II

Item 5.   Market for common equity and related
          stockholder matters                                         5

Item 6.   Management's discussion and analysis or
          plan of operations                                          8

Item 7.   Financial statements                                       14

Item 8.   Changes in and disagreements with accountants
          on accounting and financial disclosure                     43


                                PART III

Item 9.   Directors, executive officers, promoters and
          Control persons; compliance with Section (16)
          of the Exchange Act                                        44

Item 10.  Executive compensation                                     47

Item 11.  Security ownership of certain beneficial owners
          and Management                                             48

Item 12.  Certain relationships and related transactions             48

Item 13.  Exhibits and reports on Form 8-K                           49

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

Paradise sources from suppliers in Asia and the U.S. for chips (memory and CPU) and for component products. The Company resells the chip products and incorporates the component products into products it assembles. Despite buying in large quantities from certain suppliers, the Company does not believe it is dependent on any single supplier. It currently changes the volumes and suppliers depending on a variety of factors, such as price, availability and timeliness of shipping. Should one supplier be unable to conduct business with the Company, it could source from many other suppliers.

For the fiscal year ended June 30, 1998, the Company's largest customers were:

 ------------------------------------------------------------------------
 Customer                     Sales (000)                  % of Sales
 ------------------------------------------------------------------------
  Liuski                        $7,313                        29.7%
  Amax                           2,402                         9.8
  SED                            2,167                         8.8
  Lucky Electronics              1,688                         6.9
 ------------------------------------------------------------------------

The largest customers are distributors. As of June 30, 1998, the Company did not have significant sales through the retail channel nor directly to original equipment manufacturers (OEMs). It is currently building these channels.

As of June 30, 1998, the Company was moving away from the chip and computer peripherals businesses, where competition is intense. In the chip business, where products are bought and sold as in brokerage businesses, there is no product differentiation and limited service differentiation. Competition is essentially on price and availability. In the computer peripherals business, there is product differentiation and brand awareness. Competition is on product performance and brand recognition. Over the fiscal year ended June 30, 1998, there has been significant erosion of margins due to competition. The Company intends to enhance its competitive positioning by using the Paradise brand.

The ability to use the Paradise brand and the intended acquisition of manufacturing entity, such as Multiwave, are intended to improve the Company's competitive position. The Paradise brand will permit the Company to price above other, less recognized brands. The acquisition of Multiwave will provide the Company with the ability to design proprietary technology products. The Company may cease to be in the chip (CPU and memory) business and is moving to communications products, such as modems.
<R/>
Paradise employs 13 people on a full-time basis. IRC employs 3 people on a full-time basis.
                                       2

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

The Company's primary short term efforts in chip distribution are improving operating margins. It is also contemplating discontinuing the chip trading efforts and to brand chips it sells, improving margins. The Company is improving internal and external management information. Improved internal management information systems (MIS) will permit better pricing and inventory management of the chips, critical capabilities in a market where prices fluctuate rapidly. External MIS improvements will facilitate the sales process, using the Internet initially for pricing and eventually for sales.



As of June 30, 1998, the Company was not designing its own products.
It sourced products designed and manufactured by other parties. The acquisition of Multiwave will provide the Company with the capabilities for designing and engineering its own products. Third parties, primarily subsidiaries of Uraco Holdings, a principal former shareholder of Multiwave, manufacture the Company's products.
<R/>                                   3

The Company considers acquisitions an integral component of its growth strategy. Opportunities that fit the Company's strategy will be considered for acquisition, acquisition or alliance.

Sales and Customer Support



To implement its strategy of increasing sales volume and rebuilding the Paradise brand name, the Company is augmenting its sales force and its customer support staff. The increase in sales force has the primary purpose of better leveraging the Company's distribution network. Management is confident that the increased sales force can use the distribution network to rapidly increase sales. The sales force increased by five people, at a cost of about $250,000 per year.

The Company is increasing its technical support staff and improving its capabilities. It believes that quality technical support is a critical component in re-building its Paradise brand image. The costs of increasing technical support staff is about $60,000.
<R/>

The costs of increasing both the sales and technical support staffs will be from operating funds, reducing profitability (or increasing losses) in the short term. Part of the costs will be offset by shifting the areas of focus; for example, shifting sales staff or their attention away from chips and onto Internet communications products.


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

IRC owns an interest in and operates 19 producing natural gas wells located in Southwestern Kansas. Developed proven reserves are estimated at 2,839 MMCF gross and 2,121 MMCF net to IRC's interest as of June 30, 1998. No reserve estimates have been filed with any Federal authorities or agencies.
                                       4

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
------------------------------------------------------------------------
Source: Nasdaq Online
                                       5

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



The acquisition of Paradise Innovations, Inc. by Unico, Inc. was governed by a Stock Purchase Agreement dated November 30, 1997 and a Novation Agreement dated June 26, 1998. Both will be collectively referred to as the "Novation Agreement". Under the Novation Agreement, the assets of Old Unico (Unico prior to the acquisition) were transferred to Intermountain Refining Co., Inc.
(IRC), a wholly owned subsidiary of Unico, as contribution to capital and settlement of debts.

Under the Novation Agreement, Unico granted a proxy to vote its shares in IRC to IRC's attorney. As such, Unico cannot elect IRC's board members nor vote its shares; it has no control over IRC's assets and therefore cannot consolidate IRC. IRC is operated and managed at the sole discretion of IRC's board of directors and management (Messrs. William Hagler and Rick Hurt, the former CEO and Controller of Old Unico, respectively).
<R/>
Upon the occurrence of certain events relating to Unico seeking and obtaining a new listing with Nasdaq, but no sooner than November 30, 1998 and no later than April 1, 1999, IRC may, at its management's sole discretion, consider a transaction involving IRC's stock, assets or business prospects. However, if as of November 30, 1998, the Company has not commenced the listing application process as required by the Novation Agreement then, as of December 1, 1998, the directors of IRC may, in their sole discretion, consider such transaction.

The Company was advised by Nasdaq, after the September 30, 1998 notice, that pursuing the review process would be more effective than commencing a new listing application at this time. The Company, in order to satisfy the terms of the Novation Agreement, may or may not file a new listing application to be prosecuted simultaneously with the review process.

In the event such a transaction contemplates a distribution of IRC's stock or assets to holders of shares of Unico Common Stock, such distribution would be at the Record Date and as defined below. The Record Date to determine which holders of shares of Unico common stocks shall be entitled to the distribution is the earliest applicable date of November 30, 1998 or April 1, 1999.



All shareholders of record on the Record Date shall be entitled to participate, pro rata, in any such distribution except those shareholders acquiring shares through and as a result of the Stock Purchase Agreement, as modified by the Novation Agreement, and holders of shares issued by Unico between June 1, 1998 and the Record Date. Unico shareholders who became so as a result of the Unico acquisition of Paradise are not entitled to a distribution of IRC's shares as per the Novation Agreement.
<R/>
If it is subsequently determined by counsel to IRC or Unico that approval of the New Unico shareholders is required to effect any such distribution, the Record Date for determining the shareholders entitled to vote shall be the Record Date. For purposes of such vote, the shareholders receiving shares pursuant to the Stock Purchase agreement as modified by the Novation
Agreement and all shares issued between June 1, 1998 and the Record Date by Unico will be voted by proxy in favor of such distribution or at the discretion of the IRC Board of Directors.

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

The Company believes it is exempt for issuing this restricted stock in con-nection with the acquisition under Section 4(2) of the Securities Act of 1933.

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

Net Sales and Gross Margins

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

Sales volumes in July, August and September, 1998 increased significantly for two reasons. First, sales through the Company's distribution network increased. Management believes that the Company's distribution network has a far greater capacity than is currently being utilized. The augmented sales force discussed under Item 1 above will be able to more effectively use this capacity.
                                       8

Second, the Company identified product lines with good market acceptance.
For example, the Company introduced the new V.90 Lucent 56K b.p.s. modem which was responsible for a significant portion of sales volume. Sales of modems increased over the three periods discussed. For the year ended June 30, 1998, it accounted for 80% of sales, and for the year ended June 30, 1997 it accounted for 75%. As described elsewhere herein, Multiwave is launching new products with which it intends to diversify the source of its revenues.
<R/>
Management has identified other products, in the market segments of internet communications and personal digital information systems, it plans to introduce to its customers at the COMDEX trade show to be marketed beginning in the second or third quarters of the current fiscal year.

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

Cost of sales consists of the actual cost of the goods, wages and salary of the warehouse personnel, inbound freight expenses, and, if not borne by the customer, outbound freight expenses. Typically, the customer pays for the outbound freight expenses.

The table below compares the Company's operating results from 1997 to 1998 (dollars in thousands).

                                            Nine Months        Twelve Months
                                                  Ended                Ended
                                          June 30, 1997        June 30, 1998
                                       -----------------    -----------------
<R/>
Net sales                              $  15,058  100.0%    $ 24,638   100.0%
Cost of goods sold                        14,844   98.6       24,229    98.3
                                       ---------  ------    ---------  ------
Gross profit                                 214    1.4          409     1.7
                                       ---------  ------    ---------  ------

Salaries and wages                           128    0.9          498     2.0
Rent                                          17    0.1           50     0.2
Trademark amortization                                            24     0.1
Other expenses                                67    0.4          381     1.6
                                       ---------  ------    ---------  ------
                                             212    1.4          953     3.9
                                       ---------  ------    ---------  ------
Operating income (loss)                        2    0.0         (544)   (2.2)
Interest income                                2    0.0            8     0.0
                                       ---------  ------    ---------  ------
Net income (loss)                      $       4    0.0%    $   (536)  (2.2%)
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



In general, prices invariably decrease over time due to competition.
Increases in sales are due to increase in volume of existing and new products.
<R/>

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

The Company believes that its cash balances and available credit are sufficient to meet anticipated operating requirements for the foreseeable future (12 months). There can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required nor that any such required additional capital will be available on reasonable terms, if at all.



The Company needs to finance growth in sales and make improvements in computers and software. Its total working capital requirements for the 1999 fiscal year is about $2 million.

The Company has no source of additional required working capital other than profits in the normal course of business and the line with Silicon Valley Bank disclosed above. The Company may attempt to borrow additional amounts but no assurance can be given that it will establish new banking relations.

The Company has not made any commitments for capital expenditures.
<R/>

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

ITEM 7.   FINANCIAL STATEMENTS


     UNICO, INC.
     FINANCIAL STATEMENTS
     JUNE 30, 1997 AND 1998


     TABLE OF CONTENTS



Independent Accountants' Report                               15

Balance Sheets                                             16-17

Statements of Operations                                      18

Statements of Stockholders' Equity                            19

Statements of Cash Flows                                      20

Notes to Financial Statements                              21-43

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

          The accompanying notes are an integral
          part of these financial statements.
                                     19

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



The acquisition of Paradise Innovations, Inc. by Unico, Inc. was governed by a stock purchase agreement dated November 30, 1997 modified by a "Novation Agreement" dated June 26, 1998. These will be collectively referred to as the Novation Agreement. Under the Novation Agreement, Unico's shares of IRC would be held by IRC's attorneys and would be voted in accordance to IRC's board's instructions. Since Unico cannot vote its shares in IRC, it does not "control" IRC. Thus, IRC is not consolidated as it does not satisfy the requirement of control for consolidation. Nevertheless, as Unico owns the shares, IRC is considered a wholly owned subsidiary.
<R/>
Business Description - Paradise markets computer memory chips, central processing units and other basic computer components. The Company also markets a proprietary line of computer peripherals under the Paradise brand name. Some of the products marketed include PC video conferencing products, video adapter cards, multimedia products and modems. Paradise's customer base includes private label computer manufacturers and major technology distributors, such as Tech Data, Ingram Micro, D&H, Almo, Comark and SED.

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

    The generators are not presently in
full operation but are occasionally maintained and used by third parties <R/>.

They are available for use if needed for operation of the refinery or if an electrical energy market is developed in the area. No impairment is recognized nor assessed.

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

     UNICO, INC.
     Notes To Financial Statements (Continued)
     June 30, 1997 and 1998

NOTE 4. Sales and Expenses

Sales and expenses included these amounts by period:

                                                 1997      1998

Sales to customer A                           $ 2,479   $ 7,313
Sales to customer B                             1,262     2,402
Sales to customer C                             1,258     1,688
Sales to customer D                             1,196     2,167
Sales to Old Paradise                             393
Purchases from Luna International, Inc. (Luna)    323
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
                                                       =======

The $155 sale price was paid to RTC as follows: $100 on February 23, 1998, and $25 on April 3, 1998. The balance will be paid at $20 per month. Payments for the assets began in February 1998 as RTC agreed to modify the conditions of purchase, extending the terms of the payments to May 1998.



Paradise believes RTC improperly computed its deferred revenues and that it owes RTC $70 less than RTC currently believes it is owed. The improper computation of the deferred revenues arose from timing differences between (1) payments by Philips to Paradise for services provided and (2) the provision of the services to users of Paradise branded products. The Philips Technical Services Agreement called for four annual payments to compensate for five years of service. RTC had accounted for the deferred revenues by deferring each payment annually and taking 1/12th into income each month. This left the fifth year with an expense for providing services without any offsetting revenues. The sum of the four payments should have been deferred over five

     UNICO, INC.
     Notes To Financial Statements (Continued)
     June 30, 1997 and 1998

NOTE 4. Sales and Expenses (cont'd)

years and taken into income at 1/60th per month to match the timing of the services provided. The $155 sale price was arrived in this manner versus the $225 RTC had arrived at.

Following the acquisition, Paradise collected $588 of RTC's July 31, 1997 receivables (Note 9) payable to Paradise. These receivables were initially accounted for as a liability to RTC, above the purchase price of the Paradise assets. On November 30, 1997, RTC, Paradise and Starlicon Group, Inc. (SGI, then the parent company of Paradise) agreed to assume the liability as a contribution to Paradise's capital.
<R/>
NOTE 6. Hwang Note and Shareholders' Capital Contribution

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

On June 30, 1998, Unico dismissed an action brought in May 1998 against SGI and Paradise. Paradise's recorded cost for Unico's purchase was $3,163 which consisted of $1,969 for 1,125,609 shares of Unico common issued to old Unico shareholders valued at $1.75 per share

    (the market value of the shares at
the time), $958 for 547,169 shares issued to a Paradise shareholder (for facilitating the Unico acquisition) <R/>, plus $236 which was the estimated value of the warrants issued assuming a risk-free interest rate of 5.5%, 0% dividend, 100% volatility and an 8-year, 5-month life.

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

     UNICO, INC.
     Notes To Financial Statements (Continued)
     June 30, 1997 and 1998

NOTE 11. Subsequent Events (Continued)



On September 14, 1998, the Company issued and registered 390,000 shares of common stock in payment for consulting services to three individuals.
130,000 shares were issued to a major shareholder and 130,000 were to the Company's President. The Company is currently reviewing whether this transaction was appropriate. Stock issued to consultants and employees for services is accounted for under APB 25 and FASB 123. Stock issued to employees are granted pursuant to the stock option plan adopted by the board of directors. There is no formalized policy for stock issued to consultants.
<R/>
On September 21, 1998, the Company leased a telephone system for $9 per year for a period of three years. At the conclusion of the lease, the Company has an option to purchase the system for one dollar.

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
                                            ---------
Tax provision                                $  Nil
                                            =========

At June 30, 1998 Paradise had a net operating loss carryover (NOL) of $501 expiring 2013, the $190 benefits of which were not recorded in the financial statements due to uncertainty as to their realizability. The only material item giving rise to differences between the book and tax basis of Paradise's assets is the inventory valuation reserve.
                                      28

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
                  =========== ==========  ===========  ============

Weighted average shares outstanding 10,952,190



(a) To reverse RTC goodwill amortization and write-off. RTC had recorded a goodwill of $400,000 when it acquired the Paradise assets in 1994 and amortized it over seven years. The balance of goodwill in July 1997 was $267.
<R/>
(b) To record interest on acquisition indebtedness at 11%.



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
DISCONTINUED OPERATIONS (Note C)

Income (loss) from investment in
IC Partners, Ltd. (Less applicable
income taxes of $80, and $(264) for
1998, and 1997                                   -          265         (620)

Loss on disposal of investment in
IC Partners, Ltd. (Less applicable
income tax credit of $(14)                       -          (48)           -
                                        ------------  ----------  -----------
NET INCOME (LOSS)                          $  (384)       $  25       $ (726)
                                        ============  ==========  ===========
                                      34

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
                                         ==========   ============

In addition to payments received from SCCLP in conjunction with Old Unico's management of SCCLP, Old Unico has also received cash distributions associated with its investment in SCCLP. Old Unico received $319 in 1997 representing the estimated tax liabilities associated with taxable partnership income allocations through February 1996. During fiscal 1998 Old Unico received $179 representing estimated tax liabilities for operations through August 31, 1997 and the liquidation of IC-PL

   , the general partner
of SCCLP <R/>.

On November 1, 1996, IRC issued an 8%, $325 revolving line of credit to Red Hills Manufacturing, Inc. ("RHMCO") a New Mexico Corporation controlled by certain current and former officers and employees of IRC. The revolving line of credit was established to facilitate the purchase of certain woodworking equipment and to fund start-up working capital requirements of RHMCO. The revolving credit line was scheduled to terminate on December 31, 1997 but was extended until December 31, 1998. The credit line is secured by cash, accounts receivable, inventories and equipment owned by RHMCO. The balance outstanding on the revolving credit line was $84 as of June 30, 1998, and $102 as of February 28, 1998. RHMCO is currently occupying un-utilized building space owned by IRC in exchange for certain maintenance and monitoring services required by IRC.
                                      36

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
                                          ========     =======     =======

Developed and Undeveloped Acreage: The following summarizes Old Unico's gross and net undeveloped and developed acreage at June 30 and February 28, 1998:
                                      40

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

    For accounting purposes, the reduction was not considered material.
<R/>

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

Dr. Rodger W. Sykes received his EE Bachelors degree and Device Physics Ph.D. from Durham Univeristy. He joined Texas Instruments Ltd. (T.I.) in the U.K. initially in an engineering role, moving on to engineering management, marketing and later business general management. During his years with T.I. he spent time in various parts of Europe and Asia. Born and educated in the U.K., Dr. Sykes moved to the U.S. in 1990. He is currently Marketing and Business Development Director for the Windows Systems IC

    (Integrated
Circuits) <R/> business unit of Philips Semiconductors in Mountain View,

California. He moved to Philips Semiconductors in 1994 initially as Strategic Product Marketing Director for the standard

    IC division, and later as
General Manager of the Paradise Multimedia business unit. Prior to joining Philips, Dr. Sykes was worldwide application specific integrated circuits
(ASIC) business manager at T.I. in Dallas, Texas. With a total of over seventeen years experience in the semiconductor industry, he has broad expertise in integrated circuit design, manufacturing, operations, applications, marketing and general business management. Dr. Sykes was appointed to Unico's board of directors in 1998.

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

(Registrant)                Unico, Inc.
            ---------------------------------------------------------------

By (Signature and Title)    /s/ Ike Suri
                        ---------------------------------------------------
                            Ike Suri
                            Chief Executive Officer


Date                        November 1, 1999
    -----------------------------------------------------------------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By (Signature and Title)    /s/ Ike Suri
                        ---------------------------------------------------
                            Ike Suri
                            Chief Financial Officer

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

     No annual report or proxy material has been sent to security holders.